Form 10-K
period 2007-12-31
Liberty Acquisition Holdings Corp.
filed 2008-03-11
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
Commission File Number 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
 ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☒ Yes     ☐ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 7, 2008, as reported on the American Stock Exchange was approximately $941,850,000. (The registrant became subject to the reporting requirements of the Exchange Act in December 2007 and, therefore, is not able to provide information about the market value as of the end of the second quarter of 2007.)
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 7, 2008 was 129,375,000.

     i

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	inability to have our securities listed on the American Stock Exchange following a business combination or the delisting of our securities from the American Stock Exchange;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
     References in this report to “we,” “us” or “our company” refer to Liberty Acquisition Holdings Corp. References to our “founders” refer, collectively, to our sponsors and each of our independent directors. References to “public stockholders” refer to purchasers of our securities in our initial public offering and subsequent purchasers in the secondary market. To the extent our founders purchased common stock in this offering or thereafter in the open market they would be “public stockholders” for liquidation and dissolution purposes, but will vote all such shares in favor of our initial business combination and therefore would not be eligible to seek redemption in connection with a vote on a business combination.

PART I
ITEM 1. Business
General
     We are a Delaware company formed on June 27, 2007. Our business plan is to complete a business combination with one or more operating businesses. Our business plan is not limited to a particular industry.
     A registration statement for our initial public offering was declared effective on December 6, 2007. On December 12, 2007, (i) we sold 90,000,000 units in our initial public offering, and (ii) the underwriters for our initial public offering purchased an additional 13,500,000 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one-half (1/2) of one warrant. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $5.50 commencing on the later of our consummation of a business combination or December 6, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 12, 2013, unless earlier redeemed. Our sponsors, Berggruen Acquisition Holdings Ltd, which we refer to as Berggruen Holdings, and Marlin Equities II, LLC, which we refer to as Marlin Equities, purchased in equal amounts an aggregate of 12,000,000 warrants at a price of $1.00 per warrant ($12.0 million in the aggregate) in a private placement that occurred immediately prior to our initial public offering. In addition, Berggruen Holdings and Marlin Equities agreed to purchase in equal amounts an aggregate of 6,000,000 units at a price of $10.00 per unit ($60.0 million in the aggregate) in a private placement that will occur immediately prior to our consummation of a business combination.
     We received net proceeds of $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants. Of those net proceeds, approximately $27.4 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the section appearing elsewhere in this report entitled “Selected Financial Data.”
Business Strategy
     We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.
•	Established Companies with Proven Track Records. We seek to acquire established companies with sound historical financial performance. We typically focus on companies with a history of strong operating and financial results and we do not intend to acquire start-up companies.

•	Companies with Strong Free Cash Flow Characteristics. We seek to acquire companies that have a history of strong, stable free cash flow generation. We focus on companies that have predictable,

recurring revenue streams and an emphasis on low working capital and capital expenditure requirements.

•	Strong Competitive Industry Position. We seek to acquire businesses that operate within industries that have strong fundamentals. The factors we consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we focus on companies that have a leading market position. We analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

•	Experienced Management Team. We seek to acquire businesses that have strong, experienced management teams. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our founding stockholders will complement, not replace, the target’s management team.

•	Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Competitive Advantages
     We believe that we have the following competitive advantages over other entities with business objectives similar to ours:
     Management Expertise
     We believe our sponsor, Berggruen Holdings, is well positioned to source a business combination as a result of the extensive infrastructure of its indirect parent Berggruen Holdings Ltd, which includes eight offices and a network of investment professionals worldwide. Although none of these investment professionals, other than Mr. Berggruen, will be employees of ours, and although we have no offices located outside of New York, Berggruen Holdings Ltd has agreed to make three investment professionals located at the Berggruen Holdings Ltd’s offices in New York, Los Angeles and London available at no cost to us to actively source an acquisition for us. Berggruen Holdings Ltd is industry opportunistic and has a bias towards positive cash flow with respect to the investment opportunities that it sources. In addition, Berggruen Holdings Ltd has over 20 years experience sourcing and executing investment opportunities in businesses through leveraged buyouts, public market securities, distressed situations and balance sheet restructurings. We believe that Berggruen Holdings Ltd’s contacts will create opportunities to find prospective target businesses before they are offered for sale in a competitive bid process. In connection with its prior acquisitions, Berggruen Holdings Ltd was not restricted in its pursuit of such acquisitions as it was not subject to the conflict of interest procedures described elsewhere in this report to which we will be subject.
     Marlin Equities is an investment vehicle majority owned by its managing member, Martin E. Franklin, the chairman of our board of directors, and Ian G.H. Ashken the other principal member who has been Mr. Franklin’s business partner for over 15 years. Mr. Franklin is the chairman and chief executive officer of Jarden Corporation, a broad based consumer products company. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products. At Jarden, Mr. Franklin has overseen more than 10 acquisitions, ranging in size from less than $10 million to approximately $1.2 billion, with combined revenues as of December 31, 2007 of over $4.5 billion. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that we will not interfere with Mr. Franklin’s obligations to Jarden. Mr. Franklin also committed to Jarden’s Board of Directors that in order to avoid the potential for a conflict, prior to us pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of Jarden’s Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, we would not continue with that transaction.
     Prior to their involvement with Jarden, Messrs. Franklin and Ashken had extensive executive experience in running public companies. Mr. Franklin held the positions of Chairman and CEO of Lumen Technologies, Inc. (formerly BEC Group, Inc.), an NYSE listed company, from May 1996 to March 1998, and of its predecessor, Benson Eyecare Corporation, from October 1992 to May 1996, of which he was also President from November 1993 to May 1996. Mr. Franklin was also Executive Chairman of Lumen Technologies from March 1998 until its sale in December 1998. Mr. Franklin served as executive chairman of Bollé Inc., an American Stock Exchange listed company, from July 1997 until its sale in February 2000. Both Lumen Technologies and Bollé were spin-offs from Benson Eyecare. In addition, during the last five years Mr. Franklin served as a non-executive director of Specialty Catalog Corp., from 1994 to 2004, of Bally Total Fitness from March 2003 to April 2004, and of Guideline, Inc. from November 2001 to December 2005. Mr. Franklin currently serves on the boards of Kenneth Cole Productions, Inc. Marlin Equities does not have any portfolio companies.
     Berggruen Holdings North America Ltd., an affiliate of Berggruen Holdings, and Marlin Equities have previously invested together in Freedom Acquisition Holdings, Inc., a blank check company that completed an initial public offering in December 2006. On November 2, 2007, Freedom consummated its acquisition of GLG Partners, a leading alternative asset manager with gross assets under management of over $20.0 billion and changed its name to GLG Partners, Inc.
     Berggruen Holdings and Marlin Equities have recently formed Liberty Acquisition Holdings (International) Company, which we refer to as LIAC. LIAC is a blank check company that will seek business combination opportunities with companies with principal business operations outside of North America. We are contractually prohibited from seeking business combination opportunities with companies with principal business operations outside of North America until the earlier to occur of (a) the execution of a definitive agreement for a business combination by LIAC or any blank check company formed by our sponsors with a jurisdiction of incorporation outside of the United States and with focus on effecting a business combination with a target business with principal business operations outside of North America, or (b) the liquidation and dissolution of LIAC or such international blank check companies. We will not seek a waiver of these restrictions from LIAC or such international blank check companies. In the event that we pursue a business combination with a target business with principal business operations outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal operations are in North America, and we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.” These criteria and guidelines are described under “Business Strategy” — Selection of a target business and structuring of a business combination.”
     None of Mr. Berggruen, Mr. Franklin or any individuals and entities associated with them are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring or performing the related due diligence.
     Established deal sourcing network
     We believe that the extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants developed by the principals of Berggruen Holdings and Marlin Equities, and their respective investment professionals or members described below, should provide us with significant business combination opportunities. However, in each of these cases, our ability to benefit from these extensive relationships will be limited by the conflict of interest procedures which require that (i) if a business opportunity is competitive with a Berggruen Holdings Ltd portfolio company, where a Berggruen Holdings Ltd portfolio company is defined as company of which Berggruen Holdings Ltd, directly or indirectly, controls a majority of the voting stock or a majority of the board of directors, it must first be presented to such company before it is made available to us and (ii) if a business opportunity fits within Jarden Corporation’s publicly announced acquisition criteria, it must first be presented to Jarden before it is made available to us. Since Marlin Equities is a recently formed investment vehicle whose first investment was in Freedom and whose second will be in us, it does not have any operations and its network, relationships and contacts that we expect to benefit from will be the network, relationships and contacts of Mr. Franklin.
     Disciplined Acquisition Approach
     Our sponsors will use the same disciplined approach in acquiring target businesses on our behalf as they use in connection with their private equity investing. Accordingly, we will seek to reduce the risks posed by the acquisition of a target business by :
•	focusing on companies with leading market positions and strong cash flow;

•	engaging in extensive due diligence from the perspective of a long-term investor; and

•	investing at low price to cash flow multiples.
     Assistance from Berggruen Holdings Ltd’s Employees
     In addition to Mr. Berggruen and Mr. Franklin, Berggruen Holdings Ltd committed in an agreement with us that the employees noted below will help identify target companies and assist with the due diligence of the target company for us. None of these individuals are required to commit any specified amount of time to our affairs. Berggruen Holdings Ltd has agreed to make these individuals available at no cost to us, except that we may reimburse the investment professionals for out-of-pocket expenses, such as travel costs, that they may incur. Pursuant to this agreement, supporting us is part of the employment duties of such individuals to Berggruen Holdings Ltd.
     Jared S. Bluestein has been our secretary since inception. He also has served as the Chief Operating Officer of Berggruen Holdings Ltd since June 1996 and has been involved in the execution and oversight of over 40 direct investments in the United States and Europe. He plays a key role in Berggruen Holdings Ltd’s buyout activities, investment sourcing, portfolio oversight and firm administration. Mr. Bluestein also serves on the board of directors of Bonded Services Inc., a storage and distribution services company for the entertainment industry, Desa International, a manufacturer and marketer of branded home improvement products, Hoover Treated Wood Products, Inc., a producer of fire-retardant treated wood, FGX International Holdings Limited, a designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry, and Apex Design Technology, a manufacturer and integrator of hydraulic, pneumatic and electronic systems, all of which are or were portfolio companies of Berggruen Holdings Ltd. Mr. Bluestein holds degrees in Finance and International Business from The Pennsylvania State University.
     Eric Hanson joined Berggruen Holdings Ltd in May 2000. From 1992 until 2000, he served as senior vice president at MacAndrews & Forbes, a holding company with interests in a diversified portfolio of public and private companies, where he was involved in a number of merger and acquisition transactions, including leading the management buyout of the MasterCraft Boat Company. From 1986 until 1992, he served as President of International Proteins Corporation, a supplier, distributor, and manufacturer of specialty feed and food ingredients, which he built through acquisitions before selling off the various parts. Prior to 1986 he served as the vice president of acquisitions in the United States at Hanson PLC (no relation), a British based conglomerate of international building material companies. He currently serves as a director of Hoover Treated Wood Products, Inc., a producer of fire-retardant treated wood, Bonded Services Inc., a storage and distribution services company for the entertainment industry and Global Supply Chain Finance AG, provider of bespoke supply chain finance solutions, all of which are portfolio companies of Berggruen Holdings Ltd. Mr. Hanson holds a M.A. from Cambridge University and a Masters in Business Administration from INSEAD.
     Jennifer D. Stewart joined Berggruen Holdings Ltd in 2005. From September 2001 until July 2005 she was a partner of The 180 Group, a private equity fund, where she invested $110 million of equity capital in a diverse range of industries, including health care practice management, aerospace, specialty retail, and both branded and unbranded consumer goods. From 1998 to 2000, Ms. Stewart worked as an associate at Bear Stearns Merchant Banking, an institutional private equity firm, and was involved in the group’s investment, portfolio oversight, and institutional fundraising activities. From 1993 to 1996 Ms. Stewart held several operating positions at Exxon. She is currently a director of The Mexmil Company, a manufacturer of aerospace thermal and acoustical insulation systems, Lee Cooper, a designer, distributor, and marketer of branded jeans, clothing, accessories, and footwear, Apex Design Technology, a manufacturer and integrator of hydraulic, pneumatic and electronic systems, and FGX International Holdings Limited, a designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry. Apex Design Technology is, and FGX International Holdings Limited was, a portfolio company of Berggruen Holdings Ltd. Ms. Stewart earned her B.S. Chemical Engineering degree, with Honors and High Distinction, from The Pennsylvania State University and M.B.A. from Harvard Business School. She is currently a director of The Mexmil Company, Lee Cooper, and Apex Design Technology.
Effecting a Business Combination
     General
     We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize the cash proceeds of our initial public offering and sale of sponsors warrants, our capital stock, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so. Additionally, although it is unlikely that we will do so, we may seek to effect a business combination with a publicly traded mid-cap company. In this event, we would face higher legal, printing and solicitation agent fees than we would if we were to effect a business combination with a private company. We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.
     Prior to consummation of a business combination, we will seek to have all vendors (such as, accountants, lawyers and investment bankers), prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. There is no assurance that we will be able to get waivers from our vendors and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation where management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, Mr. Berggruen and Mr. Franklin have agreed that they will personally indemnify us for any and all loss, liability, claim, damage and expense which we may become subject to as a result of a claim by any vendor, prospective target business or other entity that is owed money by us for services rendered or products sold but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount of funds held in the trust account. Based on representations made to us by Mr. Berggruen and Mr. Franklin, we believe that they are each of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve funds for such an eventuality. However, we cannot assure you that Mr. Berggruen or Mr. Franklin will be able to satisfy those obligations. Our audit committee will not be periodically reviewing any evidence that such individual has sufficient net liquid assets to indemnify us. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation amount would be less than $9.82 due to such claims. We will not waive Mr. Berggruen and Mr. Franklin’s obligations to indemnify us and under these circumstances, our board of directors, a majority of which are independent directors, may have a fiduciary obligation to our stockholders to bring a claim against Messrs. Berggruen and Franklin to enforce their liability obligation.
     Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of our initial business combination plus the proceeds of the co-investment, we have flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
     We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital from our initial public offering, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval of a business combination.
     Sources of target businesses
     We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through management’s contacts within the private equity industry. We will not acquire an entity that is either a portfolio company of, or has otherwise received a financial investment from, our sponsors or their affiliates. Neither we nor our officers and directors have given, or will give, any consideration to entering into a business combination with companies affiliated with our founders, Mr. Berggruen or our directors. While Mr. Berggruen is not committed to spending any specified amount of time on our business and our directors have no commitment to spend any specified amount of time in identifying or performing due diligence on potential target businesses, Mr. Berggruen and Mr. Franklin believe that the relationships they have developed over their careers in the private equity industry may generate a number of potential target businesses that will warrant further investigation.
     We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Our officers and board of directors will take the following factors into consideration when determining the size of and payment terms relating to any finder’s fee that they would obligate us to pay: the uniqueness of the opportunity presented, similar fees paid by other companies for acquisitions of a similar size and the general exercise of their business judgment. The payment of any such fee would be disclosed to our public stockholders in connection with a vote upon a potential business combination. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees would always be tied to the successful consummation of a transaction. Although it is possible that we may pay a breakup type fee to a finder in the case of an uncompleted transaction, we consider this possibility to be extremely remote. Our working capital is limited to the $100,000 of proceeds from our initial public offering that will not be held in trust and interest earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million) that may be released to us. If we agree to pay a finder’s fee or breakup fee and thereafter complete a business combination, any such fee in excess of our available working capital would be paid from funds released from the trust account in the same manner as other acquisition expenses. If we do not complete a business combination and have agreed to pay a breakup fee that is in excess of the available amount of working capital at the time we liquidate, such excess would be covered by the indemnification agreements with Messrs. Berggruen and Franklin in the same manner as other claims by vendors, prospective target businesses or other entities owed money by us. In no event will we pay any of our sponsors, Mr. Berggruen, our other officer or our directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of Mr. Berggruen or our other officer or directors, our sponsors or their affiliates, portfolio companies of sponsors or their affiliates, or companies that have a material financial investment by officers, directors, sponsors, Berggruen investment professionals, or any of their affiliates will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us. Following such business combination, however, Mr. Berggruen and our other officer and directors may receive compensation or fees including compensation approved by the compensation committee of our board of directors for Mr. Berggruen and our other officer if they remain officers following such business combination or customary director’s fees for our directors that remain following such business combination. Mr. Berggruen and our other officer and directors have executed agreements stating that they will not take an offer regarding their compensation or fees following a business combination into consideration when determining which target businesses to pursue.
     Selection of a target business and structuring of a business combination
     Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of such business combination plus the proceeds of the co-investment, our management will have flexibility in identifying and selecting a prospective target business. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of that interest that we acquire must be equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions) plus the proceeds of the co-investment. We will not become a holding company for a minority interest in a target business. We will only seek to acquire greater than 50% of the outstanding equity interests or voting power of one or more target businesses.
     In evaluating a prospective target business, our management will primarily consider the criteria and guidelines set forth above under the caption “Business Strategy.” In addition, our management will consider, among other factors, the following:
•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	the limited amount of working capital available to us; and

•	costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us. In evaluating a business combination opportunity outside the United States, we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.”
     The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to our sponsors, officers or directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.
     Fair market value of target business or businesses
     The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of such business combination plus the proceeds of the co-investment.
     In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) plus the proceeds of the co-investment. We have used this criterion to provide our stockholders and our officers and directors with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) plus the proceeds of the co-investment for the fair market value of the target business or businesses with which we combine so that our officers and directors will have greater certainty when selecting, and our stockholders will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.
     The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority or FINRA with respect to the satisfaction of such criterion. Any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and the independent investment banking firm giving such opinion will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. If we were to obtain an opinion, we do not anticipate that stockholders would be entitled to rely on such opinion, nor would we take this into consideration when deciding which investment banking firm to hire.
     Although there is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company with a fair market value greater than 80% of the sum of the balance in the trust account plus the proceeds of the co-investment, no such financing arrangements have been entered into or contemplated with any third parties to raise such additional funds through the sale of securities or otherwise.
     Issuance of additional debt or equity
     Although not required to do so, we intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that the available working capital which was raised in our initial public offering will support the acquisition of such a target business. To consummate such an acquisition we may be required to raise additional equity and/or incur additional debt financing. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on nature of the potential target business, including its historical and projected cash flow and its projected capital needs. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.
     We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval for the business combination.
     Lack of business diversification
     While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of such business combination plus the proceeds of the co-investment, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

     A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) plus the proceeds of the co-investment.
     Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
     If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.
     Limited ability to evaluate the target business’ management
     Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of Mr. Berggruen and our other officer or directors, if any, in the target business cannot presently be stated with any certainty. Although we expect our current management and directors will remain associated with us after the consummation of a business combination, we cannot ensure that any or all of them will be able to maintain their positions with us subsequent to a business combination. In any event, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that Mr. Berggruen and our other officer or directors will have significant experience or knowledge relating to the operations of the particular target business.
     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
     Limited available information for privately-held target companies
     In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we will be required to rely on the ability of Mr. Berggruen and our other officer or directors to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

     Limited resources and significant competition for business combinations
     We will encounter intense competition from entities having a business objective similar to ours, including private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to redeem for cash the shares of common stock held by public stockholders who elect redemption may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of such combination plus the proceeds of the co-investment.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will dissolve and liquidate.
     Opportunity for stockholder approval of business combination
     Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of our common stock held by public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth below until June 12, 2010, the date is 30 months after the consummation of our initial public offering (or December 12, 2010, the date that is 36 months after the consummation of our initial public offering, if a letter of intent, agreement in principle or definitive agreement has been executed by June 12, 2010 but as to which a business combination has not been consummated). In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.
     In connection with the vote required for any business combination, each of our founders has agreed to vote its respective shares of common stock acquired by it prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. As a result, if a majority of the shares of stock voted by the public stockholders are voted for the business combination, our founders may not exercise their redemption rights with respect to common stock acquired before our initial public offering. Each of our founders has also agreed that it will vote any shares it purchases in the open market in or after our initial public offering in favor of a business combination. As a result, if our founders acquired shares in or after our initial public offering, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise redemption rights for those shares. We will proceed with the business combination only if a majority of the shares of our common stock are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. In addition, if within 90 days before the expiration of such 30- or 36-month period, as the case may be, we seek approval from our stockholders to consummate a business combination, we expect that the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended dissolution and plan of distribution in the event our stockholders do not approve such business combination or if such business combination is not consummated for other reasons. The requirements that we seek stockholder approval before effecting our initial business combination and not consummate our initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their redemption rights below, are set forth in Article FIFTH of our second amended and restated certificate of incorporation, which requires, in addition to the vote of our board of directors required by Delaware law, the affirmative vote of at least 80% of the voting power of our outstanding voting stock to amend such provision. Our sponsors have agreed not to request that the board consider such a proposal to eliminate or amend this provision. In addition, we will not seek stockholder approval to extend this 30- or 36-month period, as the case may be.
     Redemption rights
     Each public stockholder has the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account, and net of interest income of up to 1% of the gross proceeds of our initial public offering ($10.35 million) previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The initial per-share redemption price would be approximately $9.82, or $0.18 less than our per-unit offering price of $10.00. The proceeds held in trust may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.82 due to such claims. If our founders acquired shares in or after our initial public offering, each of our founders has agreed that it must vote such shares in favor of a business combination, meaning that Mr. Berggruen and our other officer or directors cannot exercise redemption rights that are exercisable by our public stockholders.
     An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement, which will occur at least ten days prior to the stockholders’ meeting, and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose (including at the meeting itself), but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average stockholder. However, because we do not have any control over this process, it may take significantly longer than we anticipated and our stockholders may not be able to seek redemption in time. Accordingly, we will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to redeem. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the redemption right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a continuing right surviving past the consummation of the business combination until the redeeming holder delivered his certificate for redemption at the redemption price. We have added this requirement for physical or electronic delivery prior to the meeting to ensure that a redeeming holder’s election to redeem is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting as the need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to stockholders when compared to the traditional process unless the stockholders elect redemption and the transaction is not approved, which may result in a stockholder incurring a $35 fee.
     Any request for redemption, once made, may be withdrawn at any time prior to the vote taken with respect to the business combination. Furthermore, if a stockholder delivered his certificate for redemption and subsequently decided prior to the meeting not to elect redemption, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise any warrants they still hold. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust account.
     If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until the 30 (or 36) month period has expired. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their shares of common stock for a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation, whether or not they have previously delivered their shares for redemption without any further action on their part.
     We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their redemption rights. We intend to structure and consummate any potential business combination in a manner such that if public stockholders holding up to 30% of our shares issued in our initial public offering vote against our initial business combination and cause us to redeem their shares of common stock for a pro rata share of the aggregate amount then on deposit in the trust account, the business combination could still be consummated. As a result, we will be able to complete a business combination even in the face of strong stockholder dissent. Furthermore, the ability to consummate a transaction despite stockholder disapproval in excess of what would be permissible in a traditional blank check offering may be viewed negatively by stockholders seeking stockholder protections consistent with traditional blank check offerings. However, we believe the benefit of approving a transaction with a large majority outweighs these potential negatives.
     The initial redemption price will be approximately $9.82 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of redemption, there may be a disincentive on the part of public stockholders to exercise their redemption rights.
     Dissolution and liquidation if no business combination
     Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we do not complete a business combination by June 12, 2010 (or by December 12, 2010 if the extension criteria described above has been satisfied), we will dissolve and as promptly as practicable return and liquidate all funds from our trust account only to our public stockholders, as part of our dissolution and plan of distribution and in accordance with the applicable provisions of the Delaware General Corporation Law. This period is longer than similar blank check company offerings because our offering was larger in size than almost all other blank check company offerings with similar business purposes. Accordingly, we believe that fewer target businesses fit within our stated acquisition criteria and it is therefore appropriate for us to have a longer period to consummate a business combination. In addition, given the size of the potential acquisition targets, we believe that the process of searching for, negotiating and consummating a business combination may take longer than it would for a smaller business combination and that a shorter time period would disadvantage us in negotiations with potential target companies. The liquidating distribution to public stockholders will consist of an aggregate sum equal to the amount in the trust fund, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned and will be made in proportion to our public stockholders’ respective equity interests. In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our second amended and restated certificate of incorporation, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and, other than in connection with a redemption or a business combination, the funds will not be available for any other corporate purpose. As promptly as practicable upon the later to occur of (i) the approval by our stockholders of our plan of distribution or (ii) the effective date of such approved plan of distribution, we will liquidate our trust account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. As more fully described below, each of Mr. Berggruen and Mr. Franklin has agreed that, if we dissolve prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced by such liabilities and obligations.

     Each of our founders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to its founders’ common stock and to vote their founders’ common stock in favor of any dissolution and plan of distribution which we submit to a vote of stockholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated. As the proceeds from the sale of the co-investment units will not be received by us until immediately prior to our consummation of a business combination, these proceeds will not be deposited into the trust account and will not be available for distribution to our public stockholders in the event of a dissolution and liquidation.
     We estimate that our total costs and expenses for implementing and completing a stockholder-approved dissolution and plan of distribution will be between $75,000 and $125,000. This amount includes all costs and expenses relating to filing a certificate of dissolution with the State of Delaware, the winding up of our company, printing and mailing a proxy statement, holding a stockholders’ meeting relating to the approval by our stockholders of our dissolution and plan of distribution, legal fees and other filing fees. We believe that there should be sufficient funds available from the interest earned on the trust account and released to us as working capital, to fund the $75,000 to $125,000 in costs and expenses.
     If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of interest income earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million) previously released to us to fund working capital requirements, the initial per-share liquidation price would be $9.82, or $0.18 less than the per-unit offering price of $10.00. The per share liquidation price includes approximately $27.4 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.
     The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.
     Each of Mr. Berggruen and Mr. Franklin has agreed that, if we dissolve prior to the consummation of a business combination, they will personally indemnify us for any and all loss, liability, claim, damage and expense which we may become subject to as a result of a claim by any vendor, prospective target business or other entity that is owed money by us for services rendered or products sold but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount of funds held in the trust account. Based on representations made to us by Mr. Berggruen and Mr. Franklin, we believe that they are each of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve funds for such an eventuality. However, we cannot assure you that Mr. Berggruen or Mr. Franklin will be able to satisfy those obligations. Our audit committee will not be periodically reviewing any evidence that such individual has sufficient net liquid assets to indemnify us. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation amount would be less than $9.82 due to such claims. We will not waive Mr. Berggruen and Mr. Franklin’s obligations to indemnify us and under these circumstances, our board of directors, a majority of which are independent directors, may have a fiduciary obligation to our stockholders to bring a claim against Messrs. Berggruen and Franklin to enforce their liability obligation. Neither Mr. Berggruen nor Mr. Franklin will be personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that due to claims of creditors the actual per-share liquidation price will not be less than $9.82, plus interest, net of income taxes payable on such interest and net of interest income earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million) previously released to us to fund working capital requirements. Additionally, if we do not complete an initial business combination and the trustee must distribute the balance of the trust account, the underwriters have agreed that (i) on our liquidation they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account and (ii) the deferred underwriting discounts and commission will be distributed on a pro rata basis among the public stockholders, together with any accrued interest thereon and net of income taxes payable on such interest.
     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 12, 2010, but are unable to complete the business combination within the 30-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 12, 2010, we will be dissolved and liquidated as described in the first paragraph of this subsection. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. Our instruction to the trustee will be given promptly after the later to occur of (i) the approval by our stockholders of our dissolution and plan of distribution or (ii) the effective date of such approved dissolution and plan of distribution.
     Our public stockholders shall be entitled to receive funds from the trust account only in the event of our dissolution or if the stockholders seek to have us redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted only to have released from the trust account interest income to pay taxes and up to 1% of the gross proceeds of our initial public offering, to fund our working capital requirements.
     If we comply with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and we apply to the Court of Chancery for approval of such reasonable provisions of claims, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred if a proceeding with respect to such claim is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Although we will seek stockholder approval for our dissolution and plan of distribution providing for the liquidation of the trust account to our public stockholders, we do not intend to comply with the procedures set forth in

Section 280 of the Delaware General Corporation Law. Because we will not be complying with Section 280, we will seek stockholder approval of a plan of distribution complying with Section 281(b) of the Delaware General Corporation Law that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering or potential target businesses. As described above, we intend to have all vendors that we engage, prospective target businesses and other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
     We expect that all costs associated with the implementation and completion of our dissolution and plan of distribution (currently estimated to be between $75,000 and $125,000 if not done in connection with a stockholder vote with respect to a potential business combination) as well as funds for payments to creditors, if any, will be funded by the interest earned on the trust account released to us, although we cannot give you assurances that there will be sufficient funds for such purposes.
     We currently believe that any dissolution and plan of distribution in connection with to the expiration of the 30- and 36-month deadlines would proceed in approximately the following manner:
•	prior to such deadline, our board of directors will, consistent with its obligations described in our second amended and restated certificate of incorporation and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.
     In the event we seek stockholder approval for a plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our second amended and restated certificate of incorporation, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 60 days prior to June 12, 2010 (or 60 days prior to December 12, 2010 if a letter of intent, agreement in principle or definitive agreement has been executed by June 12, 2010 and the business combination has not yet been consummated within such date), we expect that our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose other than with respect to redemption and a business combination.
Second Amended and Restated Certificate of Incorporation
     Our second amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of a business combination. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:
•	prior to the consummation of a business combination, we shall submit such business combination to our stockholders for approval;

•	we may consummate the business combination if approved and public stockholders owning less than 30% of the shares sold in our initial public offering exercise their redemption rights;

•	if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their redemption rights and receive their pro rata share of the trust account;

•	if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above, then it is intended that our purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that we will reserve our rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against us;

•	our management take all actions necessary to liquidate our trust account to our public stockholders as part of our plan of distribution if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above; and

•	our stockholders’ rights to receive a portion of the trust fund are limited such that they may only receive a portion of the trust fund upon liquidation of our trust account to our public stockholders as part of our plan of distribution or upon the exercise of their redemption rights.
     The above-referenced requirements and restrictions included in our second amended and restated certificate of incorporation may only be amended prior to consummation of a business combination with the vote of our board of directors and the affirmative vote of at least 80% of the voting power of our outstanding voting stock. We will not propose for approval by our stockholders any changes to such requirements and restrictions prior to our consummation of a business combination.

Conflicts of Interest
     General
     Our stockholders should be aware of the following potential conflicts of interest:
•	None of our officers or directors are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, we do not expect our independent directors to present investment and business opportunities to us. For a complete description of our management’s other affiliations, see “Directors, Executive Officers and Corporate Governance.”

•	Our officers and directors are or may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, which may include blank check companies with a focus on North American companies with valuations between $1.0 billion to $4.0 billion. As described in more detail elsewhere in this Report, entities affiliated with Mr. Franklin currently include Jarden Corporation, GLG Partners and LIAC and entities affiliated with Mr. Berggruen currently include GLG Partners and LIAC, each of which has the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion. You should assume that these conflicts will not be resolved in our favor.

•	Our directors may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders since two of our directors, Messrs. Berggruen and Franklin, are affiliated with our sponsors. Each of our sponsors is subject to transfer restrictions, which terminate one year following our consummation of a business combination. The personal and financial interests of our directors may influence his/their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of founders’ common stock.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust as well as the interest income earned on the trust account balance of up to 1% of the gross proceeds of this offering ($10.35 million) that may be released to us. While the board of directors has not yet determined what procedures it will use to determine the reasonableness of expenditures and down payments in connection with a proposed acquisition, it will use its business judgment in analyzing such issues.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of Mr. Berggruen and any such other officer or directors were included by a target business as a condition to any agreement with respect to a business combination. We have been advised by Mr. Berggruen and our other officer and directors that they will not take retaining their positions into consideration in determining which acquisition to pursue.

     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business;

•	the corporation has an interest or expectancy in the opportunity; and

•	by taking the opportunity, the fiduciary will be placed in a position that conflicts with his duties to the corporation.
     Accordingly, as a result of these multiple business affiliations, Mr. Berggruen and our other officer and directors may have similar legal obligations to present business opportunities meeting the above listed criteria to multiple entities and we do not expect our independent directors to present investment and business opportunities to us. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
     Mr. Berggruen and each of our other officer and directors has, or may come to have, other fiduciary obligations. Mr. Berggruen and a majority of our other officer and directors have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.
     Additionally, Mr. Berggruen and our other officer and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. As set forth above, we do not expect our independent directors to present investment and business opportunities to us.
     Conflict of Interest Procedures with Respect to Mr. Berggruen
     Although Mr. Berggruen is the president of Berggruen Holdings Ltd, Mr. Berggruen is not on the board of directors nor is he an officer of any of the portfolio companies of Berggruen Holdings Ltd and therefore does not owe any direct fiduciary duties to such portfolio companies. Mr. Berggruen is a director of GLG Partners and LIAC, neither of which is a portfolio company of Berggruen Holdings Ltd. In addition, during the period while we are pursuing the acquisition of a target business and except as discussed below with respect to Berggruen Holdings Ltd, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us in accordance with the procedures outlined below.
     We recognize that Mr. Berggruen may be deemed an affiliate of Berggruen Holdings Ltd’s portfolio companies and that a conflict of interest could arise if an opportunity is an appropriate fit for one of such companies. We believe that the procedures established with respect to the sourcing of a deal by the employees of Berggruen Holdings Ltd whereby a potential business combination opportunity with a company that is competitive with any portfolio company of Berggruen Holdings Ltd will not be presented to us until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed, eliminates such conflict for Mr. Berggruen. A business combination opportunity will be considered competitive with a Berggruen Holdings Ltd portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings Ltd portfolio company designs, develops, manufactures, distributes or sells. Berggruen Holdings Ltd’s portfolio companies presently include a print finishing company, a media storage company, a financial services company, a wood treatment company, an enterprise software business and an aerospace parts supplier. Berggruen Holdings Ltd may at any time, or from time to time, acquire additional portfolio companies or dispose of existing portfolio companies. Any such newly acquired portfolio company would be covered by this obligation.
     Conflict of Interest Procedures with Respect to Berggruen Holdings and Berggruen Holdings Ltd.
     We have entered into letter agreements with our sponsor, Berggruen Holdings, Berggruen Holdings Ltd, and three of its investment professionals that from December 12, 2007 until the earlier of the consummation of our initial business combination or our liquidation, we will have a right of first review that provides that if Berggruen Holdings, Berggruen Holdings Ltd, or any of such investment professionals becomes aware of, or involved with, business combination opportunities with an enterprise value of $750.0 million or more, such entity or individual will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings Ltd, where a Berggruen Holdings Ltd portfolio company is defined as a company of which Berggruen Holdings Ltd, directly or indirectly, controls a majority of the voting stock or a majority of the board of directors, in which case it would first be offered to such portfolio company. We will not have any such right of first review with respect to business combination opportunities with an enterprise value of less than $750.0 million. None of the Berggruen Holdings Ltd portfolio companies has the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion without significant financing from an existing stockholder or from a third party. In addition, none of the Berggruen Holdings Ltd portfolio companies has stated criteria for businesses it may seek to acquire in the future although they are not prohibited from acquiring businesses with valuations in the $1.0 billion to $4.0 billion range. Freedom was not, and GLG Partners is not, a portfolio company of Berggruen Holdings Ltd for this purpose. Berggruen Holdings Ltd will be subject to the conflict of interest procedures described above and as a result will not compete with us regarding acquisition opportunities.
     Conflict of Interest Procedures with Respect to Berggruen Holdings Ltd’s Employees
     None of the investment professionals that are being made available to us by Berggruen Holdings Ltd owe any fiduciary duty to us, and none of them is required to commit any specified amount of time to our affairs. These individuals will only help identify target companies and assist with the due diligence of the target company. Each of those individuals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings Ltd, until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity. A business combination opportunity will be considered competitive with a Berggruen Holdings Ltd portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings Ltd portfolio company designs, develops, manufactures, distributes or sells.

     Conflict of Interest Procedures with Respect to Mr. Franklin and Jarden Corporation
     Mr. Franklin is chairman and chief executive officer of Jarden Corporation. Jarden Corporation is a leading provider of niche consumer products used in and around the home. Jarden Corporation operates in three primary business segments through a number of well recognized brands, including: (1) Branded Consumables: Ball®, Bee®, Bicycle®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java Log®, Kerr®, Lehigh®, Leslie-Locke®, Loew-Cornell® and Pine Mountain®; (2) Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Harmony®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam®, VillaWare& #174; and White Mountain®; and (3) Outdoor Solutions: Abu Garcia®, Berkley®, Campingaz®, Coleman®, Fenwick®, Gulp®, JT®, K2®, Marker®, Marmot®, Mitchell®, Penn®, Rawlings®, Shakespeare®, Sevylor®, Stearns®, Stren®, Trilene® and Volkl®. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products.
     We have entered into an agreement with Mr. Franklin whereby (i) we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we generally do not intend to seek transactions that fit within Jarden’s publicly announced acquisition criteria and (ii) we will not interfere with Mr. Franklin’s obligations to Jarden. However, in order to avoid the potential for a conflict of interest, Mr. Franklin has further committed to Jarden that he will review any potential target company to determine whether such company fits within Jarden’s publicly announced acquisition criteria. If Mr. Franklin determines that such company fits within such criteria, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing a potential business combination opportunity with such company (whether such a transaction was sourced by Mr. Franklin, Mr. Berggruen, another Berggruen Holdings Ltd investment professional or any other person). If the independent committee concludes that Jarden was interested in that opportunity, we have agreed not to continue with that transaction. Although Jarden’s stated acquisition criteria do not specify a valuation range for the businesses they may seek to acquire, Jarden may, and has the size and wherewithal to, acquire an entity with valuations in the $1.0 billion to $4.0 billion range. We do not believe that the potential conflict of interest with Jarden will cause undue difficulty in finding acquisition opportunities for us given the nature of Jarden’s acquisition criteria. Freedom was not, and GLG Partners is not, a portfolio company of Marlin Equities or Jarden Corporation.
     Conflict of Interest Procedures with Respect to GLG Partners
     Each of Mr. Berggruen and Mr. Franklin is a director of GLG Partners, Inc. GLG Partners was previously a blank check company formed by our sponsors in June 2006 which consummated its initial business combination on November 2, 2007. GLG Partners operates in the alternative asset management sector. Although we do not have an industry focus, we may compete with GLG Partners for acquisition opportunities in the alternative asset management sector. GLG Partners does not have stated criteria for businesses it may seek to acquire in the future. However, GLG Partners may, and has the size and wherewithal to, acquire an entity with valuations in the $1.0 billion to $4.0 billion range. We have entered into an agreement with each of Messrs. Berggruen and Franklin whereby we have acknowledged that we will not interfere with their obligations to GLG Partners. Additionally, in order to avoid the potential for a conflict of interest, Messrs. Berggruen and Franklin have committed to GLG Partners that each of them will first review any potential target company identified by him to determine whether such company fits within GLG Partners’ acquisition criteria. If either Messrs. Berggruen or Franklin determine that a target company does fit within the acquisition criteria of GLG Partners, he will first present such potential target to GLG Partners. Neither Messrs. Berggruen nor Franklin will present the potential business combination opportunity to us or our board unless GLG Partners confirms that it is not interested in pursuing a business combination with such company.

     Accordingly, all potential business combination opportunities with target companies in the alternative asset management sector that are identified by Messrs. Berggruen or Franklin will be required to be presented first to GLG Partners before they can be presented to us. This procedure will make it unlikely that we will acquire a target company in the alternative asset management sector.
     Conflict of Interest Procedures with Respect to LIAC
     Berggruen Holdings and Marlin Equities have recently formed LIAC. LIAC is a blank check company that will seek business combination opportunities with companies with principal business operations outside of North America. We are contractually prohibited from seeking business combination opportunities with companies with principal business operations outside of North America until the earlier to occur of (a) the execution of a definitive agreement for a business combination by LIAC or any blank check company formed by our sponsors with a jurisdiction of incorporation outside of the United States and with focus on effecting a business combination with a target business with principal business operations outside of North America, or (b) the liquidation and dissolution of LIAC or such international blank check companies. We will not seek a waiver of these restrictions from LIAC or such international blank check companies. In the event that we pursue a business combination with a target business with principal business operations outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal operations are in North America, and we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.” These criteria and guidelines are described under “Business Strategy” and — Selection of a target business and structuring of a business combination.” Accordingly, all potential business combination opportunities with target companies with principal business operations outside North America that are identified by Messrs. Berggruen or Franklin will be required to be presented first to LIAC before they can be presented to us. LIAC’s stated acquisition criteria includes the acquisition of businesses with valuations between €1.0 billion to €4.0 billion (approximately $1.5 billion to $5.9 billion). We do not believe that the potential conflict of interest with LIAC will cause undue difficulty in finding acquisition opportunities for us.
     Other Conflict of Interest Limitations
     To further minimize potential conflicts of interest, we will not acquire an entity that is either a portfolio company of, or has otherwise received a financial investment from, our sponsors, directors, officers or their affiliates. In addition, we will not enter into a business combination with any underwriters or selling group members or any of their affiliates, unless we obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA that a business combination with such target business is fair to our stockholders from a financial point of view. Any such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination. If we were to obtain an opinion, we do not anticipate that stockholders would be entitled to rely on such opinion, nor would we take this into consideration when deciding which investment banking firm to hire.
     Our officers, directors, and sponsors are free to become affiliated with new blank check companies or entities engaged in similar business activities prior to our identifying and acquiring a target business. Each of our sponsors, officers and directors has agreed that if he or it becomes involved with any new blank check companies whose acquisition criteria include North American companies with valuations between $1.0 billion to $4.0 billion prior to the consummation of our initial business combination, any potential opportunities that fit such criteria would first be presented to us. Other than as described under “Business — Conflicts of Interest” in this report, none of our sponsors, officers or directors currently owe a pre-existing fiduciary duty to any other entity to present investment opportunities of this size to such entity prior to presenting them to us.

Competition
     In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:
•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the consummation of a transaction;

•	our obligation to redeem for cash shares of common stock held by our public stockholders who vote against the business combination and exercise their redemption rights may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire an operating business that has a fair market value equal to at least 80% of the sum of the balance of the trust account plus the proceeds of the co-investment at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $27.4 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
Employees
     We currently have only two officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.
ITEM 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed, development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
     We are a recently formed development stage company with no operating results and because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the $100,000 in proceeds from our initial public offering not held in trust and interest income earned on the balance of the trust account of up to 1% of the gross proceeds of our initial public offering ($10.35 million) that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We may not be able to consummate a business combination within the required time frame, in which case, we would dissolve and liquidate our assets.
     Pursuant to our second amended and restated certificate of incorporation, among other things, we must complete a business combination with a fair market value of at least 80% of the sum of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of $27.4 million), plus the proceeds of the co-investment by June 12, 2010 (or December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will, in accordance with our second amended and restated certificate of incorporation dissolve, liquidate and wind up. The foregoing requirements are set forth in Article FIFTH of our second amended and restated certificate of incorporation and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
If we dissolve and liquidate before consummating a business combination, our public stockholders will receive less than $10.00 per share on distribution of trust account funds and our warrants will expire worthless.
     If we are unable to complete a business combination and must dissolve and liquidate our assets, the per-share liquidating distribution will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination. We expect these costs and expenses to include approximately $4,100,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $4,100,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $360,000 for office space, administrative services and secretarial support payable to Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, representing $10,000 per month; $125,000 as a reserve for liquidation expenses; $125,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $290,000 for general working capital that will be used for miscellaneous expenses and reserves. If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of interest income earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million) previously released to us to fund working capital requirements, the initial per-share liquidation price would be $9.82, or $0.18 less than the per-unit offering price of $10.00.

Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we dissolve and liquidate before completing a business combination.
You will not receive protections normally afforded to stockholders of certain blank check companies.
     Since the net proceeds of our initial public offering are designated for completing a business combination with a target business that has not been identified, we may be deemed a “blank check” company under the United States securities laws. However, because on consummation of our initial public offering we had net tangible assets in excess of $5.0 million and maintained such net tangible assets at that time we filed a Current Report on Form 8-K with the SEC that includes an audited balance sheet demonstrating this fact, we are exempt from SEC rules such as Rule 419 that are designed to protect stockholders in blank check companies. Accordingly, stockholders will not receive the benefits or protections of that rule. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete a business combination than do companies subject to Rule 419.
We have one year longer than most other blank check companies to effect a business combination.
     The period of time we have to complete a business combination is longer than blank check companies subject to Rule 419, which have 18 months to complete a business combination, or other special purpose acquisition companies, which typically have 18 or 24 months to complete a business combination. This is because of the relatively large size of our initial public offering and our belief that fewer target businesses fit within our stated acquisition criteria and that the process of searching for, negotiating and consummating a business combination may take us longer than it would for a smaller business combination. As a result, if we do complete a business combination, it may take longer than it would for other blank check companies, and if we do not complete a business combination, the proceeds of our initial public offering will remain in trust for a longer period of time before they are released to you.
If third parties bring claims against us, the proceeds held in trust may be reduced and the per share liquidation price received by you will be less than $9.82 per share.
     Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors (such as accountants, lawyers and investment bankers) that we engage after the consummation of our initial public offering, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that this will prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.82 due to such claims. If we are unable to complete a business combination and are forced to dissolve and liquidate, each of Mr. Berggruen and Mr. Franklin have agreed to personally indemnify us for any and all loss, liability, claim, damage and expense which we may become subject to as a result of a claim by any vendor, prospective target business or other entity that is owed money by us for services rendered or products sold but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount of funds held in the trust account. Based on representations made to us by Mr. Berggruen and Mr. Franklin, we believe that they are each of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve funds for such an eventuality. Our audit committee will not be periodically reviewing any evidence that such individuals have sufficient net liquid assets to indemnify us. However, we cannot assure you that Mr. Berggruen or Mr. Franklin will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation amount would be less than $9.82 due to such claims.

     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
     We will dissolve and liquidate if we do not complete a business combination by June 12, 2010 (or by December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of certain unlawful distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. We do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law, which prescribes various procedures by which stockholder liability may be limited. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering and potential target businesses. We intend to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, although we have not received any such agreements to date. If our plan of distribution complies with Section 281(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. A plan of distribution in compliance with Section 281(b) of the Delaware General Corporation Law does not bar stockholder liability for claims not brought in a proceeding before the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us even after that date.
We will dissolve and liquidate if we do not consummate a business combination, in which case our public stockholders will receive less than $10.00 per share on distribution.
     Pursuant to our second amended and restated certificate of incorporation, among other things, we must complete a business combination by June 12, 2010 (or December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). If we do not comply with this requirement, we will dissolve. The foregoing requirements are set forth in Article FIFTH of our second amended and restated certificate of incorporation and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. Upon dissolution and pursuant to the trust agreement, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Each of our founders has waived their rights to participate in any liquidating distribution with respect to its founders’ common stock and has agreed to vote in favor of any dissolution and plan of distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $75,000 and $125,000, if not done in connection with a stockholder vote with respect to a potential business combination. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved dissolution and plan of distribution. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target businesses or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them. We have not received any waiver agreements at this time and we cannot assure you that such waivers will be obtained or will be enforceable by operation of law.
If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.
     We currently believe that any dissolution and plan of distribution in connection with the expiration of the 30 and 36 month deadlines would proceed in approximately the following manner:
•	prior to such deadline, our board of directors will, consistent with its obligations described in our second amended and restated certificate of incorporation and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.
     In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our second amended and restated certificate of incorporation, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this prospectus). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

     These procedures, or a vote to reject any dissolution and plan of distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of distribution.
Since we have not yet selected a particular industry or any target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
     We intend to consummate a business combination with a company with principal business operations in North America in any industry we choose that we believe will provide significant opportunities for growth and we are not limited to any particular industry or type of business. We have restricted our geographic focus because our sponsors or their affiliates have formed, and may form in the future, other special purpose acquisition companies that are targeting investments, and that may be offered or listed, outside of the United States or North America. Accordingly, we will likely always be prohibited from consummating a business combination with a target business whose principal business operations are outside of North America unless such opportunity was first presented to each such other entity and each such entity chose not to pursue such opportunity. If such special purpose acquisition companies are no longer searching for target businesses or they determine for any reason not to pursue a specific opportunity while we are still seeking a target business, we may expand our focus geography to pursue such target business outside of North America if we identify an attractive opportunity. In the event that we pursue a business combination opportunity outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal business operations are in North America. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business.
Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.
     You will be relying on Mr. Berggruen’s ability to choose a suitable business combination. At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against the business combination could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for the business combination could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.
We may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.
     We may require public stockholders who wish to exercise their redemption rights regarding their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to exercise their redemption rights may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.
We will proceed with a business combination even if public stockholders owning in the aggregate one share less than 30% of the shares sold in our initial public offering exercise their redemption rights.
     We will proceed with a business combination only if public stockholders owning at most an aggregate of one share less than 30% of the shares sold in our initial public offering exercise their redemption rights. Accordingly, the public stockholders owning in the aggregate one share less than 30% of the shares sold in our initial public offering may exercise their redemption rights and we could still consummate a proposed business combination. We have increased the redemption percentage (from the 20% that is customary in similar offerings to 30%) in order to reduce the likelihood that a small group of stockholders holding a block of our stock will be able to stop us from completing a business combination that may otherwise be approved by a large majority of our public stockholders. As a result of this change, it may be easier for us to complete a business combination even in the face of a strong stockholder dissent, thereby negating some of the protections of having a lower redemption threshold to public stockholders. Furthermore, the ability to consummate a transaction despite stockholder disapproval in excess of what would be permissible in a traditional blank check offering may be viewed negatively by stockholders seeking stockholder protections consistent with traditional blank check offerings.
     Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise their redemption rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their redemption rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation, and we cannot assure you that we would be able to obtain such financing on terms favorable to us or at all.
We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business unless the Board of Directors is unable to independently determine the fair market value.
     The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA, formerly known as the National Association of Securities Dealers, Inc., with respect to the satisfaction of such criterion. In all other instances, we will have no obligation to obtain or provide you with a fairness opinion. If we were to obtain an opinion, we do not anticipate that stockholders would be entitled to rely on such opinion, nor would we take this into consideration when deciding which investment banking firm to hire. The lack of a fairness opinion may increase the risk that a proposed business target may be improperly valued by the board of directors.

If we issue capital stock or redeemable debt securities to complete a business combination, your equity interest in us could be reduced or there may be a change in control of our company.
     Our second amended and restated certificate of incorporation authorizes the issuance of up to 215,062,500 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. After giving effect to our initial public offering (and after appropriate reservation for the issuance of shares upon the co-investment and full exercise of our outstanding warrants, including the founders’ warrants, sponsors’ warrants and the co-investment), there are no authorized but unissued shares of our common stock available for issuance. All of the 1,000,000 shares of preferred stock are available for issuance. We may, with the approval of our stockholders, issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through redeemable debt securities, to complete a business combination, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $1.0 billion and $4.0 billion. Our issuance of additional shares of common stock or any preferred stock:
•	may significantly reduce your equity interest in us;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, result in the resignation of Mr. Berggruen and our other officer and directors and cause our public stockholders to become minority stockholders of the combined entity;

•	may, in certain circumstances, have the effect of delaying or preventing a change in control of us; and

•	may adversely affect the then-prevailing market price for our common stock.
     The value of your investment in us may decline if any of these events occur.
If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.
     We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $1.0 billion and $4.0 billion. If we issue debt securities, such issuances may result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and any such covenants are breached without a waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.
Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
     Our officers and directors may be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination or be asked to continue to serve on the board of directors of the combined entity. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, and such individuals have executed letter agreements with us, which affirmatively provide that they will not take into consideration the retention of their position in determining which acquisition to pursue. We cannot assure you that any of our officers and directors will remain in senior management or advisory positions with the combined company after the consummation of a business combination. The determination as to whether any of our officers and directors will remain with the combined company will be made at or prior to the time of our initial business combination and fully disclosed in the required proxy materials sent to our stockholders.
Our sponsors, Berggruen Holdings and Marlin Equities, currently control us and may influence certain actions requiring a stockholder vote.
     Our sponsors, Berggruen Holdings and Marlin Equities, have agreed to act together for the purpose of acquiring, holding, voting or disposing of our shares and will be deemed to be a “group” for reporting purposes under the Exchange Act. As of the date hereof, our sponsors beneficially own, in the aggregate, 19.8% of our issued and outstanding shares of common stock (23.8% in the aggregate, upon consummation of the co-investment). Mr. Berggruen and Mr. Franklin are each deemed to beneficially own 9.9% of the issued and outstanding shares of our common stock (11.9% upon consummation of the co-investment). All of the shares our common stock that they are deemed to beneficially own and control are owned indirectly through their respective affiliates. Our sponsors have agreed that any common stock they own or acquire will be voted in favor of a business combination that is presented to our public stockholders. Accordingly, shares of common stock acquired by our sponsors will not have the same voting or redemption rights as our public stockholders with respect to a potential business combination, and our sponsors will not be eligible to exercise redemption rights for those shares if a business combination is approved by a majority of our public stockholders.
     Because our sponsors hold warrants to purchase 24,937,500 shares of our common stock (warrants to purchase 27,937,500 shares of our common stock including the co-investment warrants assuming), the exercise of those warrants may increase their ownership in us. This increase could allow our sponsors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our initial business combination. In addition, neither our sponsors nor their affiliates are prohibited from purchasing units or common stock in the open market. If they do so, our sponsors will have a greater influence on the vote taken in connection with a business combination.

Our founders may purchase additional units or shares of our common stock and thus may exert additional influence on certain actions requiring a stockholder vote.
     None of our founders or their affiliates has advised us of any intention to purchase additional units or shares of common stock in the open market. However, they are not prohibited from making any such purchases. Because our founders have agreed to vote any shares so acquired in favor of any business combination presented to the public stockholders, they may have increased influence upon such a vote, which may enable us to consummate an initial business combination that would not have been approved but for the additional purchases.
     Our founders have advised us that they have not established any specific criteria that would trigger purchases of our securities. They have also advised us that they would most likely consider a variety of factors, including the current trading price of our common stock and whether they believed that such securities were undervalued and represented a good investment, as well as the fact that any such additional purchases would likely increase the chances that our initial business combination would be approved.
Messrs. Berggruen and Franklin and our other officer and directors are or may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.
     Messrs. Berggruen and Franklin and our other officer and directors are or may in the future become affiliated with entities, including LIAC and other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Messrs. Berggruen and Franklin are directors of LIAC and Mr. Hauslein is a director in Atlas Acquisition Corp. Mr. Franklin previously served as a director of another blank check company, Marathon Acquisition Corp., but resigned as a director of that company prior to the effectiveness of its registration statement in connection with his discussions to serve as a principal and director of Freedom. We can not assure you that Mr. Berggruen, Mr. Franklin, Mr. Hauslein or our other officer and directors will not become involved in one or more other business opportunities that would present conflicts of interest in the time they allocate to us. None of Mr. Berggruen, our other officer or our directors are obligated to spend any specified amount of time on our affairs.
     Although Mr. Berggruen is the president of Berggruen Holdings Ltd, Mr. Berggruen is not on the board of directors nor is he an officer of any of the portfolio companies of Berggruen Holdings Ltd and therefore does not owe any direct fiduciary duties to such portfolio companies. In addition, during the period while we are pursuing the acquisition of a target business, subject to the exceptions described below, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us. However, we recognize that Mr. Berggruen may be deemed an affiliate of Berggruen Holdings Ltd’s portfolio companies and that a conflict of interest could arise if an opportunity is an appropriate fit for one of such companies. Berggruen Holdings Ltd’s portfolio companies presently include a print finishing company, a media storage company, a financial services company, a wood treatment company, an enterprise software business and an aerospace parts supplier. Berggruen Holdings Ltd may at any time, or from time to time, acquire additional portfolio companies or dispose of existing portfolio companies. Any such newly acquired portfolio company would be covered by this obligation. Freedom was not, and GLG Partners is not, a portfolio company of Berggruen Holdings Ltd. Although we believe that we have put appropriate procedures in place to eliminate such conflicts for Mr. Berggruen, we cannot assure you that a conflict of interest won’t arise if an opportunity is an appropriate fit for one of such companies.
     Each of Mr. Berggruen and Mr. Franklin is a director of GLG Partners, Inc. GLG Partners was previously a blank check company formed by our sponsors in June 2006 which consummated its initial business combination on November 2, 2007. GLG Partners operates in the alternative asset management sector. Although we do not have an industry focus, we may compete with GLG Partners for acquisition opportunities in the alternative asset management sector. We have entered into an agreement with each of

Messrs. Berggruen and Franklin whereby we have acknowledged that we will not interfere with their obligations to GLG Partners. Additionally, in order to avoid the potential for a conflict of interest, Messrs. Berggruen and Franklin have committed to GLG Partners that each of them will first review any potential target company identified by him to determine whether such company fits within GLG Partners’ acquisition criteria. If either Messrs. Berggruen or Franklin determine that a target company does fit within the acquisition criteria of GLG Partners, he will first present such potential target to GLG Partners. Neither Messrs. Berggruen nor Franklin will present the potential business combination opportunity to us or our board unless GLG Partners confirms that it is not interested in pursuing a business combination with such company. Accordingly, all potential business combination opportunities with target companies in the alternative asset management sector that are identified by Messrs. Berggruen or Franklin will be required to be presented first to GLG Partners before they can be presented to us. This procedure will make it unlikely that we will acquire a target company in the alternative asset management sector.
     Mr. Berggruen is an officer and director of LIAC and Mr. Franklin is a director of LIAC. We may compete with LIAC for acquisition opportunities. In order to avoid the potential for a conflict of interest, Messrs. Berggruen and Franklin have committed to us and to LIAC that each will first review any potential target company identified by them to determine whether such company fits within our or LIAC’s acquisition criteria. If Messrs. Berggruen and Franklin determine that a target company fits within our acquisition criteria, they will first present such potential target to us. If Messrs. Berggruen and Franklin determine that a target company fits within the acquisition criteria of LIAC, they will first present such potential target to LIAC. Other than as described above, neither Messrs. Berggruen nor Franklin will present potential business combination opportunities with a target business with principal business operations outside of North America first to us. Accordingly, all potential business combination opportunities with target companies with principal business operations outside North America that are identified by Messrs. Berggruen or Franklin will be required to be presented first to LIAC before they can be presented to us. We do not believe that the potential conflict of interest with LIAC will cause undue difficulty in finding acquisition opportunities for us.
     In addition, although we do not expect our independent directors to present any business combination opportunities to us, they may become aware of business opportunities that may be appropriate for presentation to us. In such instances they may determine to present these business opportunities to other entities with which they are or may be affiliated, in addition to, or instead of, presenting them to us. Due to these existing or future affiliations, Mr. Berggruen and our other officer and directors may have fiduciary obligations to present potential business combination opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest.
Neither Berggruen Holdings nor Berggruen Holdings Ltd is obligated to provide us with first review of any business opportunities below $750.0 million and we have agreed not to pursue any business opportunities that Jarden Corporation might consider.
     We have entered into agreements with Berggruen Holdings, Berggruen Holdings Ltd and three of its investment professionals that until the earlier of the consummation of our initial business combination or our liquidation, we will have a right of first review that provides that if Berggruen Holdings, Berggruen Holdings Ltd or one of such investment professionals, becomes aware of, or involved with, business combination opportunities with an enterprise value of $750.0 million or more, such entity or individual will first offer the business combination opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings Ltd, in which case it would first be offered to such portfolio company. A business combination opportunity will be considered competitive with a Berggruen Holdings Ltd portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings Ltd portfolio company designs, develops, manufactures, distributes or sells.

     In addition, Mr. Franklin is chairman and chief executive officer of Jarden Corporation. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products. We have entered into an agreement with Mr. Franklin whereby (i) we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we generally do not intend to seek transactions that fit within Jarden’s publicly announced acquisition criteria and (ii) we will not interfere with Mr. Franklin’s obligations to Jarden. However, in order to avoid the potential for a conflict of interest, Mr. Franklin has further committed to Jarden that he will review any potential target company to determine whether such company fits within Jarden’s publicly announced acquisition criteria. If Mr. Franklin determines that such company fits within such criteria, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing a potential business combination opportunity with such company (whether such a transaction was sourced by Mr. Franklin, Mr. Berggruen, another Berggruen Holdings Ltd investment professional or any other person). If the independent committee concludes that Jarden was interested in that opportunity, we have agreed not to continue with that transaction. Although we do not believe that the potential conflict of interest with Jarden will cause undue difficulty in finding acquisition opportunities for us given the nature of Jarden’s acquisition criteria, Jarden may change its publicly announced acquisition criteria at any time without notice and additional conflicts of interest may arise. We cannot assure you that these conflicts will be resolved in our favor.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that public stockholders representing 30% or more of our shares issued in our initial public offering vote against the business combination and opt to have us redeem their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Each of our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.
     Each of our founders has agreed to waive its right to receive distributions with respect to its founders’ common stock purchased by it before our initial public offering if we dissolve and liquidate because we fail to complete a business combination. Berggruen Holdings and Marlin Equities have purchased an aggregate of 12,000,000 sponsors’ warrants immediately prior to the consummation of our initial public offering, and have also agreed to purchase an aggregate of 6,000,000 co-investment units immediately prior to our consummation of a business combination. Each of our founders who are also directors owns 110,400 founders’ units. The shares of common stock and warrants owned by our founders will be worthless if we do not consummate a business combination. Furthermore, the $12.0 million purchase price of the sponsors’ warrants will be included in the working capital that is distributed to our public stockholders in the event of our dissolution and liquidation. Our directors’ and officers’ desire to avoid rendering their common stock and warrants worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
Unless we complete a business combination, Mr. Berggruen and our other officer and directors will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
     Mr. Berggruen and our other officer and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not required to be retained in the trust account unless the business combination is consummated. Mr. Berggruen and our other officer and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of Mr. Berggruen and our other officer and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. In addition, the proceeds we receive from the co-investment may be used to repay the expenses for which Mr. Berggruen and our other officer and directors may negotiate repayment as part of our business combination.
     We estimate that the amount of funds that will be available to us for expenses and working capital will be $10.35 million, consisting of interest that will be paid out of the trust account and net offering proceeds not held in trust. If we do not enter into a definitive business combination agreement by December 12, 2010, we expect our primary liquidity requirements during that period to include approximately $4,100,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $4,100,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $360,000 for administrative services and support payable to Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, representing $10,000 per month; $125,000 as a reserve for liquidation expenses; $125,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $290,000 for general working capital that will be used for miscellaneous expenses and reserves.

We will probably complete only one business combination with the proceeds of our initial public offering, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.
     The net proceeds from our offering and the offering of the sponsors’ warrants provided us with $1,016.7 million that we may use to complete a business combination ($1,076.7 million after the consummation of the co-investment). Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the sum of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.
If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
     In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We will depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.
     Of the net proceeds of our initial public offering, $100,000 will be available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million), a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow additional funds from our sponsors, Mr. Berggruen or our directors to operate or we may dissolve and liquidate. None of our sponsors, Mr. Berggruen, our other officer or directors or any other person is obligated to lend us such funds.
We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
     We may consider a business combination that will require additional financing (in addition to the co-investment), particularly as we intend to primarily focus on acquisitions of mid-cap companies with valuations between approximately $1.0 billion and $4.0 billion. However, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the co-investment are not sufficient to facilitate a particular business combination because:
•	of the size of the target business;

•	of the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance that is expended in search of a target business; or

•	we must redeem for cash a significant number of shares of common stock owned by stockholders who elect to exercise their redemption rights, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Other than the co-investment, none of our officers, our directors nor any other party is required to provide any financing to us in connection with, or following, a business combination.
Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.
     The units sold in our initial public offering include warrants to purchase 51,750,000 shares of common stock. We also have sold 24,937,500 (27,937,500 including the co-investment warrants) warrants to our founders (including the 12,000,000 sponsors’ warrants) to purchase an aggregate of 24,937,500 shares of our common stock (27,937,500 including the co-investment warrants). The 12,937,500 founders’ warrants included in this number are identical to those warrants sold as part of the units in our initial public offering except that the founders’ warrants become exercisable after our consummation of a business combination if and when the last sales price of our common stock exceeds $15.00 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination, will be non-redeemable so long as they are held by our founders or their permitted transferees, may be exercised by the holder on a cashless basis and are entitled to two demand registration rights and two “piggy-back” registration rights commencing one year after the consummation of a business combination. The 12,000,000 sponsors’ warrants included in this number are identical to those warrants sold as part of the units in our initial public offering except that the sponsors’ warrants will be non-redeemable so long as they are held by our sponsors or their permitted transferees, may be exercised by the holder on a cashless basis and pursuant to the registration rights agreement, the holders of our sponsors’ warrants and the underlying common stock will be entitled to two demand registration rights and two “piggy-back” registration rights commencing one year after the consummation of a business combination. The 3,000,000 co-investment warrants included in this number are identical to those warrants sold as part of the units in our initial public offering except that the holders of the co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) will be entitled to two demand registration rights and two “piggy-back” registration rights commencing one year after the consummation of a business combination. If we issue common stock to conclude a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
The grant of registration rights to our founders may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
     Our founders will have two demand registration rights and two piggyback registration rights with respect to the resale of (i) their shares of common stock and (ii) their warrants (including the common stock to be issued upon exercise of the co-investment warrants) at any time after one year from the date we complete a business combination. We will bear the cost of registering these securities. If our founders exercise their registration rights in full, there will then be an additional 25,875,000 shares of common stock and 27,937,500 warrants (including 3,000,000 co-investment warrants) and/or up to 27,937,500 shares of common stock issued on exercise of the warrants that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our founders are registered.
You will not be able to exercise your warrants if we don’t have an effective registration statement in place when you desire to do so.
     No warrants will be exercisable, and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act of 1933, as amended, in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to that common stock. We have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. In addition, we may determine to exercise our right to redeem the outstanding warrants while a current prospectus relating to the common stock issuable upon exercise of the warrants is not available, in which case the warrants will not be exercisable prior to their redemption. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
     Although we intend to structure the investment of our assets to meet the requirements for exemption provided in Rule 3a-1 of the Investment Company Act of 1940, we may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.
     In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
     We do not believe that our anticipated activities will subject us to the Investment Company Act of 1940 as the net proceeds of our initial public offering and sale of warrants in our private placement offering that are to be held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust account to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.
Companies with similar business plans to ours have had limited success in completing a business transaction. There can be no assurance that we will successfully identify a potential target business, or complete a business combination.
     Based upon publicly available information, we have identified over 140 similarly structured companies which have gone public since the beginning of 2004, of which less than half have actually consummated a business combination, or announced they have entered into a definitive agreement for a business combination. As of such date, the remaining companies have more than $11.0 billion in trust and are seeking to consummate business combinations. While some of those companies have specific industries or geographies that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that approximately only half of such companies have either completed a business combination or have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.
We are dependent upon Mr. Berggruen, Mr. Franklin and Berggruen Holdings Ltd’s investment professionals and the loss of any of them could adversely affect our ability to operate.
     Our operations are dependent upon a relatively small group of individuals and, in particular, upon Mr. Berggruen and Mr. Franklin. We believe that our success depends on the continued service of Mr. Berggruen and Mr. Franklin, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, neither Mr. Berggruen nor Mr. Franklin are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, Mr. Berggruen does not have any experience in acquiring businesses in our specified target range of $1.0 billion to $4.0 billion, other than the Freedom/GLG Partners transaction. We do not have employment agreements with, or key-man insurance on the life of, either of these individuals. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.
     In addition, Berggruen Holdings Ltd has agreed to make available three investment professionals located at its offices in New York, Los Angeles and London to actively source an acquisition for us. Although Berggruen Holdings Ltd has agreed to make these individuals available at no cost to us, none of these individuals are required to commit any specified amount of time to our affairs.
The American Stock Exchange may delist our securities which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     If the American Stock Exchange delists our securities from trading, we could face significant consequences including:
•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.
     As described above, we plan to acquire a business or businesses with principal business operations located in the North America. We have restricted our geographic focus because our sponsors or their affiliates have formed, and may form in the future, other special purpose acquisition companies that are targeting investments, and that may be offered or listed, outside of the United States or North America. If such special purpose acquisition companies are no longer searching for target businesses or they determine for any reason not to pursue a specific opportunity while we are still seeking a target business, we may expand our focus geography to pursue such target business outside of North America if we identify an attractive opportunity. In the event that we pursue a business combination opportunity outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal business operations are in North America. In evaluating a business combination opportunity outside the United States, we will also seek to evaluate any additional risks that may arise from the location of the target business. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:
•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.
Because we must furnish our stockholders with target business financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles, we may not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.
     The federal securities laws require that a business combination meeting certain financial significance tests include historical and pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.43 million) at the time of our initial business combination plus the proceeds of the co-investment, we will be required to provide historical and pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause stockholders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
ITEM 1B. Unresolved Staff Comments
     Not applicable
ITEM 2. Properties
     We currently maintain our executive offices at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. The cost for this space will be included in the $10,000 per-month fee described above that Berggruen Holdings, Inc. charge us for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier of our consummation of a business combination or our liquidation. Prior to the consummation of our initial public offering, Berggruen Holdings provided us with office space, administrative services and secretarial support at no charge. We believe, based on rents and fees for similar services in the New York City metropolitan area that the fee charged by Berggruen Holdings, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. Legal Proceedings
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
     ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one-half (1/2) of one warrant and trades on the American Stock Exchange under the symbol “LIA.U.” On December 19, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “LIA.WS” and “LIA,” respectively. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $5.50 commencing on the later of our consummation of a business combination or December 6, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 12, 2013, unless earlier redeemed.
     The following table sets forth, for the fourth quarter of the year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to December 12, 2007, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2007 (from December 12, 2007)	$10.90	$10.00	$9.75	$9.03	$2.90	$2.55
Holders of Common Equity
     On March 7, 2008, there were approximately 6 holders of record of our units, approximately 3 holders of record of our warrants and approximately 1 holder of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
     Except for the 1-for-5 unit dividend that was effected on December 6, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
     All information in this Item has been adjusted to reflect a 1-for-5 unit dividend that was effected on December 6, 2007.
     On August 9, 2007, Berggruen Acquisition Holdings Ltd. purchased 12,771,900 of our units for an aggregate purchase price of $12,340 in a private placement.

     On August 9, 2007, Marlin Equities II, LLC purchased 12,771,900 of our units for an aggregate purchase price of $12,340 in a private placement.
     On August 9, 2007, James N. Hauslein purchased 110,400 of our units for an aggregate purchase price of $106.66 in a private placement.
     On August 9, 2007, Nathan Gantcher purchased 110,400 of our units for an aggregate purchase price of $106.66 in a private placement.
     On August 9, 2007, Paul B. Guenther purchased 110,400 of our units for an aggregate purchase price of $106.66 in a private placement.
     On August 9, 2007, Berggruen Acquisition Holdings Ltd. agreed to purchase 6,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Berggruen Acquisition Holdings Ltd. purchased such warrants from us immediately prior to the consummation of our initial public offering on December 12, 2007.
     On August 9, 2007, Marlin Equities II, LLC agreed to purchase 6,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering on December 12, 2007.
     The sales of the above securities were deemed to be exempt from the registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.
Use of Proceeds from our Initial Public Offering
     On December 12, 2007, we closed our initial public offering of 103,500,000 units (which included 13,500,000 purchased by the underwriters pursuant to their over-allotment option) with each unit consisting of one share of common stock and one-half (1/2) of one warrant to purchase one share of our common stock at a price of $5.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $1,035.0 million. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145559). The SEC declared the registration statement effective on December 6, 2007. Citigroup Global Market Inc. acted as sole bookrunning manager and representative of Lehman Brothers Inc.
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $2,891,877 in interest through December 31, 2007.

     Following the consummation of our initial public offering on December 12, 2007 through December 31, 2007, we did not incur any significant expenses.
ITEM 6. Selected Financial Data
     The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

As of
Balance Sheet Data:	December 31, 2007
Working capital (deficiency)	$(1,386,368)
Total assets	1,020,078,408
Total liabilities	29,301,497
Value of common stock which may be redeemed for cash ($9.82 per share)	304,910,990
Value of deferred interest income related to common stock subject to possible redemption, net of tax	482,772
Stockholders’ equity	685,383,149
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We were formed on June 27, 2007, to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses which we believe have significant growth potential. We consummated our initial public offering on December 12, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants and the co-investment, our capital stock, debt or a combination of cash, stock and debt.

     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for an consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
     Net loss for the period from June 27, 2007 (inception) to December 31, 2007 was approximately $1.0 million, which consisted of approximately $2.9 million in interest income offset by approximately $0.1 million in formation and operating expenses, approximately $2.5 million in noncash compensation expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $1.3 million for taxes — see Note B to the Company’s audited financial statements — Summary of Significant Accounting Policies — “Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
Off-Balance Sheet Arrangements
     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.
Liquidity and Capital Resources
     The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $57.7 million to be applied to underwriting discounts, offering expenses and working capital (including approximately $27.4 million of deferred underwriting discounts) and (ii) the sale of the sponsors’ warrants for a purchase price of $12.0 million, was approximately $1,016.7 million. All of these net proceeds were placed in trust, except for $100,000 that was used for working capital.
     We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.
     At December 31, 2007, we had cash outside of the trust account of $287,656, cash held in the trust account of approximately $1.0 billion, accrued expenses of $6,379, accrued offering costs of approximately $0.3 million, income taxes payable of approximately $1.3 million, franchise taxes payable of $84,986, notes payable to our sponsors of $250,000 and total liabilities of $334.7 million (which includes $305.4 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Accrued expenses	$6,379
Accrued offering costs	250,000
Income taxes payable	1,282,632
Franchise taxes payable	84,986
Notes payable, founding stockholders	250,000

1,873,997
     If the funds available to us outside of the trust account are insufficient to cover our expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our sponsors, Mr. Berggruen or our directors, but, except for the co-investment, none of such sponsors, Mr. Berggruen or our directors is under any obligation to advance funds to, or invest in, us. Any such interest income not used to fund our working capital requirements or repay advances from our founders or for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates.
     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds, in addition to the co-investment, through a private offering of debt or equity securities if such funds were required to consummate a business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.
     We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the American Stock Exchange or other similar body.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Liberty Acquisition Holdings Corp.
We have audited the accompanying balance sheet of Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from June 27, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Acquisition Holdings Corp. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period from June 27, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
February 29, 2008

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
BALANCE SHEET
December 31, 2007

ASSETS

Current asset
Cash		$287,656
Prepaid expenses		199,973

Total current assets		487,629

Other asset, cash held in trust account		1,019,590,779

Total Assets		$1,020,078,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$
Accrued expenses		6,379
Accrued offering costs		250,000
Income taxes payable		1,282,632
Franchise taxes payable		84,986
Notes payable, founding stockholders		250,000

Total current liabilities		1,873,997

Long-term liabilities
Deferred underwriters’ fee		27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, 9.82 per share		304,910,990

Deferred interest income related to common stock subject to possible redemption, net of tax of approximately $385,000		482,772

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued. Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)		12,938
Additional paid-in capital		686,812,963
Deficit accumulated during the development stage		(1,442,752)

Total stockholders’ equity		685,383,149

Total liabilities and stockholders’ equity		$1,020,078,408

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

For the Period
from June 27, 2007
(date of inception)
to December 31, 2007
Revenue	$—

Formation and operating costs	109,225

Warrant modification charge	2,460,000

Loss from operations	(2,569,225)

Interest income	2,891,877

Income before provision for income taxes	322,652

Provision for income taxes	1,282,632

Net loss	$(959,980)

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares	3,155,000

Income per share amount, basic and diluted	$0.15

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic and diluted	33,236,000

Net loss per common share not subject to possible redemption, basic and diluted	$(0.04)

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 27, 2007 (date of inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Sale of Units issued to Founders at $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities			12,000,000		12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering	103,500,000	10,350	1,034,989,650		1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)			(304,910,990)		(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a business combination)			(57,748,109)		(57,748,109)
Warrant modification charge			2,460,000		2,460,000
Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately
$385,000				(482,772)	(482,772)

Net loss				(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	686,812,963	$(1,442,752)	$685,383,149

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS

For the Period
from June 27, 2007
(date of inception)
to December 31, 2007
Cash flows from operating activities
Net loss	$(959,980)
Adjustment to reconcile net loss to net cash provided by operating activities:
Warrant modification charge	2,460,000
Increase in cash attributable to changes in operating assets and liabilities:

Prepaid expenses	(199,973)

Income taxes payable	1,282,632

Franchise taxes payable	84,986

Accrued expenses	6,379

Net cash provided by operating activities	2,674,044

Net cash used by investing activities
Cash held in trust account	(1,019,590,779)

Cash flows from financing activities
Proceeds from notes payable, founding stockholders	250,000
Proceeds from issuance of units to founding stockholders	25,000
Gross proceeds from public offering	1,035,000,000
Proceeds from issuance of warrants in private placements	12,000,000
Payments for underwriters’ discounts and offering costs	(30,070,609)

Net cash provided by financing activities	1,017,204,391

Net increase in cash	287,656

Cash, beginning of period	—

Cash, end of period	$287,656

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$250,000

Deferred underwriters discount	$27,427,500

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company was formed to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account from proceeds derived from the offering. At December 31, 2007, the Company earned approximately $2,892,000 of interest income on the Trust Account. The Company has selected December 31st as its fiscal year end.
     The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on December 6, 2007. The Company consummated the Offering on December 12, 2007, and contemporaneous with the consummation of the Offering, the Company’s Sponsors (as defined below) purchased 12,000,000 warrants in the aggregate at $1.00 per warrant in a private placement (the “Private Placement”) (see Note D).
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the Offering, approximately 98% of the gross proceeds, after payment of certain amounts to the underwriters, is held in a trust account (“Trust Account”) and invested in either one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or short-term tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the condition under Rule 2a-7 promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on a prospective Business Combination and continuing general and administrative expenses.
     The Company, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of the Company’s common stock, $0.0001 par value (“Common Stock”) issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. Stockholders that purchased the Common Stock in the Offering voting against a Business Combination will be entitled to cause the Company to redeem their stock for a pro rata share of the Trust Account (including the additional 2.65% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering (collectively, the “Founders”) have agreed to vote all of the shares of the Common Stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.
     In the event that the Company does not consummate a Business Combination by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
     The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission.
Development Stage Company:
     The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Units:
     On December 6, 2007, the Company effected a 1-for-5 unit dividend (“Unit Dividend”). All transactions and disclosures in the financial statements, related to the Company’s Units, have been adjusted to reflect the effect of the Unit Dividend.
Net loss per common share:
     The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity. As the Company reported a net loss for the period from June 27, 2007 (date of inception) to December 31, 2007, the effect of the 76,687,500 warrants outstanding (including 12,000,000 warrants issued in connection with the Private Placement and 12,937,500 warrants comprising part of the Founders’ Units (as defined below)) have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. In addition, the 12,937,500 warrants issued to the Founders and the 12,000,000 warrants issued in the Private Placement are contingently exercisable.
     The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net loss per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest attributable to common shares subject to redemption ($482,772 for the period from June 27, 2007 (date of inception) to December 31, 2007) by the weighted average number of shares subject to possible redemption. Basic and diluted net loss per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net loss exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
Concentration of credit risk:
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on this account.
Fair value of financial instruments:
     The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheet.
Use of estimates:
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income tax:
     The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Stock-based compensation
     The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. See Note D.
Redeemable common stock:
     The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common shares sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 under certain conditions, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $9.82 at December 12, 2007.
Recently issued accounting pronouncements:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on the Company’s financial position and results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 but does not expect that it will have a material impact on the Company’s financial position and results of operations and cash flows.
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

     Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE C—THE OFFERING
     On December 12, 2007, the Company consummated its initial public offering of 103,500,000 units (“Units”) (including 13,500,000 Units sold pursuant to the underwriters’ exercise of their over-allotment option) at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of the Company’s Common Stock and one half (1/2) of one redeemable Common Stock purchase warrant (“Warrant”). Because each unit includes one half (1/2) of one warrant, holders will need to have two units in order to have one warrant. Warrants may be exercised only in increments of one whole warrant. The public offering price was $10.00 per Unit. Each whole Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 commencing on the later of (i) the consummation of the Company’s initial Business Combination or (ii) December 6, 2008, provided in each case that there is an effective registration statement covering the shares of Common Stock underlying the Warrants in effect. The Warrants will expire December 12, 2013, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $15.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.
     No warrants will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless.
     Proceeds held in the trust account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
NOTE D—RELATED PARTY TRANSACTIONS
     The Founders purchased an aggregate of 25,875,000 Units (after giving effect to the Unit Dividend) of the Company’s founders’ units (the “Founders’ Units”) for an aggregate price of $25,000 in a private placement. The Founders’ Units are identical to those sold in the Offering, except that each of the Founders has agreed to vote the Common Stock included in the Founders’ Units in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the initial Business Combination. As a result, the Founders will not be able to exercise redemption rights with respect to the Founders’ Common Stock if the initial Business Combination is approved by a majority of the Company’s public stockholders. The Founders’ Common Stock included in the Founders’ Units will not participate with the Common Stock included in the Units sold in the Offering in any liquidating distribution. The Warrants included in the Founders’ Units will become exercisable after the consummation of a Business Combination, if and when the last sales price of the Common Stock exceeds $15.00 per share for any 20 trading days within a 30 trading day period beginning 90 days after such Business Combination, will be non-redeemable so long as they are held by the Founders or their permitted transferees and may be exercised by the holder on a cashless basis. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless.
     Prior to, and in connection with the pricing of, the Offering, the Company’s Board of Directors approved an amendment to modify the terms of (i) the warrants granted to the Founders as part of the Founders’ Units and (ii) the Sponsors’ Warrants that were to be purchased by the Sponsors immediately prior to the consummation of the Offering, whereby the exercise price of the warrants was reduced from $7.00 to $5.50 and the exercise term extended from five to six years. The impact of the amendment to these warrants issued in connection with the Founders’ Units resulted in a warrant modification under SFAS 123(R), whereby the Company is required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the warrants. As a result of the modifications, the Company recorded a noncash compensation expense of approximately $2,460,000 for the period from June 27, 2007 (date of inception) to December 31, 2007.
     The Company presently occupies office space provided by Berggruen Holdings, Inc., an affiliate of Berggruen Holdings and the Company’s Chief Executive Officer. Upon the consummation of the Offering, the Company agreed to pay Berggruen Holdings, Inc. a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of the Company’s consummation of a Business Combination or its liquidation. Upon consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
     Each of Berggruen Holdings and Marlin Equities have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no compensation charge associated with the issuance of these warrants in the Private Placement, in accordance with SFAS 123(R), as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.
     Each of Berggruen Holdings and Marlin Equities agreed to invest $30.0 million in the Company ($60.0 million in the aggregate) in the form of co-investment units (“Co-Investment Units”) at a price of $10.00 per Unit. Each of Berggruen Holdings and Marlin Equities is obligated to purchase such Co-Investment Units from the Company immediately prior to the consummation of a Business Combination.
     The Co-Investment Units will be identical to the Units sold in the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Co-Investment Units or the

Common Stock or Warrants included in the Co-Investment Units (including the Common Stock to be issued upon exercise of the Warrants), until one year after the Company consummates a Business Combination.
     The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and Marlin Equities II, LLC (“Marlin Equities”). These advances are non-interest bearing, unsecured and are due within 60 days following the consummation of the Proposed Offering. The loans will be repaid out of the interest the Company receives on the balance of the Trust Account.
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 397.5% for the period from June 27, 2007 (date of inception) to December 31, 2007.
     Components of the provision for income taxes are as follows:

Current
Federal	829,005
State	197,696
City	255,931

Total Current	$1,282,632

     The effective income tax differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes as well as the non-deductibility of the warrant modification charge (permanent difference).
NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29,497,500) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27,427,500) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007, the Company has not issued shares of preferred stock.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Nicolas Berggruen, our Chief Executive Officer, participated in this evaluation. Based upon that evaluation, Mr. Berggruen concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) Internal Controls over Financial Reporting
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.
ITEM 9B. Other Information
     Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officer
     Our current directors are, and our executive officer is, as follows:

Name	Age	Position
Nicolas Berggruen	46	President, Chief Executive Officer and Director
Martin E. Franklin	43	Chairman of the Board
James N. Hauslein	48	Director
Nathan Gantcher	67	Director
Paul B. Guenther	67	Director
     Nicolas Berggruen has been our president, chief executive officer and a member of our board of directors since our inception in June 2007. Mr. Berggruen founded what became Berggruen Holdings, Inc. in 1984 to act as investment advisor to a Berggruen family trust that has made over 50 control and non-control direct investments in operating businesses since 1984. Mr. Berggruen has served as the president of Berggruen Holdings, Inc. since its inception. In 1984 he also co-founded Alpha Investment Management, a multi-billion dollar hedge fund management company that was sold to Safra Bank in 2004. Mr. Berggruen also serves on the board of directors of GLG Partners, Inc. and LIAC. Mr. Berggruen obtained his B.S. in finance and international business from New York University.
     Martin E. Franklin has been the chairman of our board of directors since our inception in June 2007. Mr. Franklin has served as chairman and chief executive officer of Jarden Corporation, a broad based consumer products company, since 2001. Prior to joining Jarden Corporation, Mr. Franklin served as chairman and a director of Bollé, Inc. from 1997 to 2000, chairman of Lumen Technologies from 1996 to 1998, and as chairman and chief executive officer of its predecessor, Benson Eyecare Corporation from 1992 to 1996. Mr. Franklin also serves on the board of directors of GLG Partners, Inc., Kenneth Cole Productions, Inc. and is chairman of LIAC. Mr. Franklin also serves as a director and trustee of a number of private companies and charitable institutions.
     James N. Hauslein has been a member of our board of directors since July 2007. Mr. Hauslein has also served as President of Hauslein & Company, Inc., a private equity firm, since May 1991. From July 1991 until April 2001, Mr. Hauslein served as Chairman of the Board of Sunglass Hut International, Inc., the world’s largest specialty retailer of non-prescription sunglasses. Mr. Hauslein also served as Sunglass Hut’s Chief Executive Officer from May 1997 to February 1998 and again from January 2001 to May 2001.

Mr. Hauslein is also currently a member of the Board of Directors of GLG Partners, Inc., Promethean India, PLC, and two private growth companies. In addition, Mr. Hauslein is Chairman, CEO and Director of Atlas Acquisition Holdings Corp. (AMEX:AGX). Mr. Hauslein serves on several philanthropic boards and foundations and is a member of several Alumni Advisory Boards at Cornell University. Mr. Hauslein received his M.B.A., with Distinction, from Cornell University’s Johnson Graduate School of Management and his B.S. in chemical engineering from Cornell University.
     Nathan Gantcher has been a member of our board of directors since August 2007. Mr. Gantcher has also served as a Managing Member of EXOP Capital LLC, a private investment firm, since 2005. From 2002 to 2004, he served as Co-Chairman and CEO of Alpha Investment Management LLC until it was sold to Safra National Bank. From 1997 to 2002, Mr. Gantcher served as the Vice Chairman of CIBC World Markets Corporation, the U.S. Section broker/dealer of Canadian Imperial Bank of Commerce (CIBC). CIBC acquired Oppenheimer & Company in November 1997. Mr. Gantcher had been with Oppenheimer since 1968 and served as its President and Co-Chief Executive Officer from 1983 until the firm was acquired in 1997. In 2003, Mr. Gantcher retired from the Board of Trustees of Tufts University where he had been a member since 1983 and Chairman for the prior eight years. He is also a member of the Board of Overseers at Columbia Business School. He is a member of the Council on Foreign Relations, a director of Mack-Cali Realty Corporation, Centerline Capital Group, NDS GROUP plc and Liquidnet. Mr. Gantcher is a member of the steering committee of the Wall Street division of the U.J.A., a past Director of the Jewish Communal Fund, and a Trustee of the Anti-Defamation League Foundation. Mr. Gantcher received his M.B.A. from Columbia University and his B.A. in economics and biology from Tufts University.
     Paul B. Guenther has been a member of our board of directors since August 2007. Mr. Guenther has also served as President of PaineWebber Group, Inc. from January 1994 to April 1995. Mr. Guenther served as President of PaineWebber Incorporated from December 1988 until January 1994. Mr. Guenther has served as Chairman of the New York Philharmonic since September 1996. Mr. Guenther also currently chairs the Audit Committee of the Board of Directors of The Guardian Life Insurance Company and is a member of the Board of Directors of RS Investments. Mr. Guenther serves on several philanthropic boards and is a member of several charitable organizations. Mr. Guenther received his M.B.A. from Columbia Graduate School of Business and his B.S. in economics from Fordham University.
Number and Terms of Office of Directors
     Our board of directors consists of five directors. These individuals will play a key role in evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our directors have extensive experience in the private equity business. Other than Messrs. Berggruen, Franklin and Hauslein, none of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully assist us in completing a business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Executive Officer and Director Compensation
     Each of our independent directors purchased 110,400 units (after giving effect to our 1-5 unit dividend) for a purchase price of $106.66. None of our independent directors will serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid was fair market value at the time, we do not consider the value of the units at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation (notwithstanding any non-cash stock-based compensation expense we may be required to recognize under GAAP as a result of the amendments to the founders’ warrants).
     We have agreed to pay Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, a total of $10,000 per month for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Berggruen Holdings, Inc. for our benefit and is not intended to provide Berggruen Holdings, Inc. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.
     Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us or our affiliates to Mr. Berggruen, our other officer, our directors, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination. However, these individuals, the sponsors and the three Berggruen Holdings Ltd investment professionals will be reimbursed for any out-of-pocket expenses, such as travel expenses, incurred in connection with activities on our behalf to identify potential target businesses and perform due diligence on suitable business combinations. None of the sponsors, directors, officers or the three Berggruen Holdings Ltd investment professionals will be reimbursed for their payments to third parties for third parties’ performance of due diligence. After a business combination, Mr. Berggruen and our other officer or directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Director Independence
     Our board of directors has determined that each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.
Board Committees
     Prior to the consummation of our initial public offering, our board of directors formed an audit committee, a compensation committee and a governance and nominating committee. Each committee is comprised of three directors.
Audit Committee
     Our audit committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the American Stock Exchange and the rules of the SEC such that each member is an “audit committee financial expert.” The responsibilities of our audit committee include:
•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and, if applicable, the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement; and

•	reviewing and approving all expense reimbursements made to our officers and directors, provided that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.
     Compensation Committee
     Our compensation committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our compensation committee include:
•	establishing overall compensation policies and recommending to our board of directors major compensation programs;

•	subsequent to our consummation of a business combination, reviewing and approving the compensation of our officers and directors, including salary and bonus awards;

•	administering any employee benefit, pension and equity incentive programs;

•	reviewing officers and director indemnification and insurance matters; and

•	preparing an annual report on executive compensation for inclusion in our proxy statement.

     Governance and Nominating Committee
     Our governance and nominating committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our governance and nominating committee include:
•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.
Code of Ethics and Committee Charters
     We have adopted a code of ethics that applies to Mr. Berggruen and our other directors. We have filed copies of our code of ethics and our board committee charters as an exhibit to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036 or by telephone at (212) 380-2230. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2007, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     Neither Mr. Berggruen nor any of our other directors has received any cash compensation for services rendered. In August 2007, each of our independent directors purchased 110,400 units (after giving effect to the 1 for 5 unit dividend) for a purchase price of $106.66. However, none of them serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid was fair market value at the time, we do not consider the value of the units at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation.
     We have agreed to pay Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Berggruen Holdings, Inc. for our benefit and is not intended to provide Berggruen Holdings, Inc. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.
     Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to Mr. Berggruen, our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and the sponsors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, Mr. Berggruen and any of our directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.
     Other than the securities described above and in the section appearing elsewhere in this annual report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, neither our officer nor our directors has received any of our equity securities.
Compensation Committee Interlocks and Insider Participation
     None.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
     We have no compensation plans under which equity securities are authorized for issuance.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2008, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	Mr. Berggruen and each of our other directors; and

•	Mr. Berggruen and all our other directors as a group.
     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the co-investment common stock, or the founders’ warrants, the sponsors’ warrants and the co-investment warrants as these warrants are not exercisable within 60 days of the date hereof. None of the shares of common stock owned by Mr. Berggruen or any of our directors have been pledged as security.
     We have based our calculation of the percentage of beneficial ownership on 129,375,000 shares of common stock outstanding on March 7, 2008.

		Approximate Percentage
	Number of Shares	of Outstanding
	of Common Stock	Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned
Berggruen Acquisition Holdings Ltd.(2)	12,771,900	9.9%	(6)
Marlin Equities II, LLC	12,771,900	9.9	(6)
Nicolas Berggruen (2)	12,771,900	9.9	(6)
Martin E. Franklin (3)	12,771,900	9.9	(6)
Brahman Capital Corp. (4)	7,500,000	5.8
GLG Partners LP (5)	7,517,577	5.8
James N. Hauslein	110,400	*
Nathan Gantcher	110,400	*
Paul B. Guenther	110,400	*
All directors and executive officer as a group (5 individuals)	25,875,000	20%

*	Less than 1%

(1)	The business address of Marlin Equities and Mr. Franklin is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580. The business address of Berggruen Holdings, Mr. Berggruen and each of the other individuals is c/o Liberty Acquisition Holdings Corp., 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. The business address of Brahman Capital Corp. is 655 Third Avenue, 11th Floor, New York, New York 10017. The business address of GLG Partners LP is 1 Curzon Street, London WIJ 5HB United Kingdom.

(2)	Our sponsor Berggruen Acquisition Holdings Ltd, a British Virgin Islands business company, is the direct subsidiary of Berggruen Holdings, North America Ltd., a British Virgin Islands business company, or BHNA. BHNA is the managing and majority shareholder of Berggruen Acquisition Holdings II Ltd and a direct, wholly-owned subsidiary of Berggruen Holdings Ltd, a British Virgin Islands business company. All of the shares of Berggruen Holdings Ltd are owned by Tarragona Trust, a British Virgin Islands trust. The trustee of Tarragona Trust is Maitland Trustees Limited, a

British Virgin Islands corporation acting as an institutional trustee in the ordinary course of business without the purpose or effect of changing or influencing control of us. Mr. Berggruen is a director of Berggruen Holdings Ltd and may be considered to have beneficial ownership of Berggruen Holdings’ interests in us. Mr. Berggruen disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)	Mr. Franklin is the majority owner and managing member of Marlin Equities and may be considered to have beneficial ownership of Marlin Equities’ interests in us. Mr. Franklin disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(4)	Based on a Schedule 13G filed on December 17, 2007 with the SEC jointly by Brahman Capital Corp. (“Brahman Capital”), Brahman Management, L.L.C. (“Brahman Management”), Peter A. Hochfelder, Robert J. Sobel, and Mitchell A. Kuflik. The Schedule 13G indicates that Brahman Capital and Brahman Management. hold shares on behalf of Brahman Partners II, L.P. (411,600 shares), Brahman Partners III, L.P. (1,310,100 shares), Brahman Institutional Partners, L.P. (491,000 shares), B Y Partners, L.P. (1,167,800 shares), Brahman C.P.F. Partners, L.P. (272,200 shares), Brahman Partners II Offshore, Ltd. (2,127,400 shares), Brahman Partners IV, L.P. (806,300 shares), and Brahman Partners IV Offshore, Ltd. (913,600 shares). The Schedule 13G further indicates that (i) Brahman Capital, Mr. Hochfelder, Mr. Sobel and Mr. Kuflik have shared voting and dispositive power with respect to 7,500,000 shares and (ii) Brahman Management has shared voting and dispositive power with respect to 4,459,000 shares.

(5)	Based on a Schedule 13G filed on December 28, 2007 with the SEC jointly by (i) GLG Partners, LP (the “Investment Manager”), with respect to the Shares held by certain funds or accounts to which the Investment Manager serves as investment manager (the “GLG Funds”), (ii) GLG Partners Limited (the “General Partner”), which serves as the general partner of the Investment Manager, with respect to the shares held by each of the GLG Funds, and (iii) GLG Partners, Inc. (the “Parent Company”), which indirectly wholly owns the General Partner, with respect to the Shares held by each of the GLG Funds. The Schedule 13G indicates that (i) the Investment Manager serves as the investment manager to each of the GLG Funds; (ii) the General Partner serves as the general partner to the Investment Manager; (iii) the Parent Company indirectly wholly owns the General Partner; (iv) the Investment Manager may be deemed to be the beneficial owner of all shares owned by the GLG Funds and exercises its investment authority directly or indirectly through various entities, including, without limitation, GLG Inc.; (v) the General Partner may be deemed to be the beneficial owner of all Shares owned by the GLG Funds; (vi) each of Emmanuel Roman, Pierre Lagrange and Noam Gottesman are the Managing Directors of the General Partner; (vii) the Parent Company may be deemed to be the beneficial owner of all shares owned by the GLG Funds and (viii) each of the Investment Manager, the General Partner, the Parent Company, GLG Inc., Emmanuel Roman, Pierre Lagrange and Noam Gottesman disclaims any beneficial ownership of any such shares, except for their pecuniary interest therein. The Schedule 13G further indicates that each of the Investment Manager, the General Partner and the GLG Funds have shared voting and dispositive power with respect to all such shares.

(6)	Upon consummation of the co-investment, each of Berggruen Holdings and Marlin Equities and Messrs. Berggruen and Franklin will beneficially own 23.8% of our outstanding shares. All of the shares of our common stock that Mr. Berggruen and Mr. Franklin will be deemed to beneficially own and control will be owned indirectly through their respective affiliates. Neither Mr. Berggruen nor Mr. Franklin directly owns or controls any of our shares of common stock.
     In connection with the vote required for our initial business combination, each of our founders has agreed to vote the shares of common stock acquired by it before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Each of our founders has also agreed to vote any shares acquired by it in or after our initial public offering in favor of our initial business combination. Therefore, if such entity acquires shares in or after our initial public offering, it must vote such shares in favor of the proposed business combination and has, as a result, waived the right to exercise redemption rights for those shares in the event that our initial business combination is approved by a majority of our public stockholders.
ITEM 13. Certain Relationships, Related Transactions and Director Independence
     On August 9, 2007, Berggruen Holdings, which is controlled by Mr. Berggruen, purchased 12,771,900 of our units (after giving effect to our unit dividend) for an aggregate purchase price of $12,340 and Marlin Equities, which is controlled by Mr. Franklin, purchased 12,771,900 of our units (after giving effect to our unit dividend) for an aggregate purchase price of $12,340. In addition, on August 9, 2007, each of our directors purchased 110,400 units (after giving effect to our unit dividend) for a purchase price of $106. The units are identical to those sold in our initial public offering, except that:
•	each of our founders has agreed to vote its founders’ common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving our initial business combination. As a result, they will not be able to exercise redemption rights with respect to the founders’ common stock if our initial business combination is approved by a majority of our public stockholders;

•	the warrants underlying such units become exercisable after our consummation of a business combination if and when the last sales price of our common stock equals or exceeds $15.00 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination; and

•	the warrants underlying such units are non-redeemable for so long as they are held by our founders or their permitted transferees.
     On August 9, 2007, Berggruen Holdings agreed to purchase 6,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Berggruen Holdings purchased such warrants from us immediately prior to the consummation of our initial public offering on December 12, 2007.
     On August 9, 2007, Berggruen Holdings agreed to invest $30.0 million in us in the form of co-investment units at a price of $10.00 per unit (after giving effect to our unit dividend). Berggruen Holdings is obligated to purchase such co-investment units from us immediately prior to the consummation of a business combination.
     On August 9, 2007, Marlin Equities agreed to purchase 6,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering on December 12, 2007.
     On August 9, 2007, Marlin Equities has agreed to invest $30.0 million in us in the form of co-investment units at a price of $10.00 per unit (after giving effect to our unit dividend). Marlin Equities is obligated to purchase such co-investment units from us immediately prior to the consummation of a business combination.
     Pursuant to a registration rights agreement dated December 6, 2007 between us and our founders, our founders are entitled to certain registration rights. Specifically, (i) the sponsors’ warrants and the underlying common stock, and the co-investment warrants and the underlying common stock, will be entitled to certain registration rights upon the consummation of a business combination; (ii) the founders’ warrants and the underlying common stock will be entitled to certain registration rights 90 days after the consummation of a business combination; and (iii) the founders’ units, founders’ common stock, co-investment units and co-investment common stock will be entitled to certain registration rights one year after the consummation of a business combination. We are only required to use our best efforts to cause a registration statement relating to the resale of such securities to be declared effective and, once effective, only to use our best efforts to maintain the effectiveness of the registration statement. The holders of warrants do not have the rights or privileges of holders of our common stock or any voting rights until such holders exercise their respective warrants and receive shares of our common stock. Certain persons and entities that receive any of the above described securities from our founders will, under certain circumstances, be entitled to the registration rights described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.
     We have agreed to pay Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Berggruen Holdings, Inc. for our benefit and is not intended to provide Berggruen Holdings, Inc. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Prior to the consummation of our initial public offering, Berggruen Holdings has agreed to provide us with office space, administrative services and secretarial support at no charge.
     As of December 31, 2007, each of Berggruen Holdings and Marlin Equities had advanced on our behalf $125,000 ($250,000 in the aggregate), for payment of offering expenses. These advances were non-interest bearing, unsecured and will be repaid out of the proceeds of our initial public offering not placed in trust and from interest we received on the balance of the trust account.
     During the period while we are pursuing the acquisition of a target business, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us.
     Berggruen Holdings has agreed to make three investment professionals located at the Berggruen Holdings’ offices in New York, Los Angeles and London available at no cost to us to actively source an acquisition for us. Each of these investment professionals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity.
     Our policies and procedures for the review, approval or ratification of certain related party transactions are described above under Item 1 — Business — “Conflicts of Interest.”
ITEM 14. Principal Accounting Fees and Services
     The firm of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) acts as our principal accountant. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:

Audit Fees
     The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated August 9, 2007 and December 12, 2007 and filed with our registration statement on Form S-1 or our current reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $95,000.
Audit-Related Fees
     We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.
Tax Fees
     We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007.
All Other Fees
     We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2007.
Pre-Approval Policy
     Since our audit committee was not formed until December 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

2.	Financial Statement Schedule(s):
     All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3.	Exhibits:
     See attached Exhibit Index of this Annual Report on Form 10-K.
(b) Exhibits:
     We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.
(c) Financial Statement Schedules
     All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant Agreement, dated August 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (1)

4.4	Amended and Restated Warrant Agreement dated November 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.5	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (4)

4.6	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.7	Specimen Private Warrant Certificate (included in Exhibit 4.3)

10.1 *	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

Exhibit
Number		Description

10.3		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.4		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (1)

10.5		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (1)

10.6		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (1)

10.7
Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.8		Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.9		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (4)

10.10		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (4)

10.11		Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (4)

10.12		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.13		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)

10.14		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)

10.15		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)

10.16		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)

10.17		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (1)

10.18		Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (1)

10.19	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings

10.20	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities

10.21	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen

Exhibit
Number		Description

10.22	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin

10.23	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein

10.24	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher

10.25	*	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther

10.26		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.27		Promissory Note, dated August 9, 2007, issued to Marlin Equities (1)

10.28		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (1)

10.29		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.30	*	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007

14.1		Form of Code of Ethics (1)

24.1		Power of Attorney (included in the signature page to this report)

31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Form of Charter of Audit Committee (1)

99.2		Form of Charter of Governance and Nominating Committee (1)

99.3		Form of Charter of Compensation Committee (1)

*	Filed Herewith.

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on October 5, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on November 9, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2008	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicolas Berggruen as true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him, her or it and in his, her or its name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Nicolas Berggruen Nicolas Berggruen	President, Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	March 11, 2008

/s/ Martin E. Franklin Martin E. Franklin	Director	March 11, 2008

/s/ James N. Hauslein James N. Hauslein	Director	March 11, 2008

/s/ Paul B. Guenther Paul B. Guenther	Director	March 11, 2008

/s/ Nathan Gantcher Nathan Gantcher	Director	March 11, 2008