Form 10-Q
period 2008-03-31
Liberty Acquisition Holdings Corp.
filed 2008-05-14
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of common stock outstanding as of May 14, 2008 was 129,375,000.

Forward-Looking Statements
          This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities limited liquidity and trading;

•	inability to have our securities listed on the American Stock Exchange following a business combination or the delisting of our securities from the American Stock Exchange;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash	$4,572,766	$287,656
Prepaid expenses	146,223	199,973

Total current assets	4,718,989	487,629

Other asset, cash and cash equivalents held in trust account	1,023,295,672	1,019,590,779

Total Assets	$1,028,014,661	$1,020,078,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$—	$6,379
Accrued offering costs	—	250,000
Income taxes payable	4,616,400	1,282,632
Franchise taxes payable	41,250	84,986
Notes payable, founding stockholders	—	250,000

Total current liabilities	4,657,650	1,873,997

Long-term liabilities

Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	482,772	482,772

Commitments

Stockholders’ equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued. Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938

Additional paid-in capital	686,812,963	686,812,963
Earnings (deficit) accumulated during the development stage	3,709,848	(1,442,752)

Total stockholders’ equity	690,535,749	685,383,149

Total liabilities and stockholders’ equity	$1,028,014,661	$1,020,078,408

See accompanying notes to condensed financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from
	For the Three	June 27, 2007
	Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Revenue	$—	$—

Formation and operating costs	225,456	334,681

Warrant modification charge (stock compensation expense)	—	2,460,000

Loss from operations	(225,456)	(2,794,681)

Interest income	10,148,345	13,040,222

Income before provision for income taxes	9,922,889	10,245,541

Provision for income taxes	4,770,289	6,052,921

Net income	$5,152,600	$4,192,620

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,050,000	12,241,935

Income per share to common stock subject to possible redemption, basic and diluted	$—	$0.04

Net income allocable to common stockholders not subject to possible redemption	$5,152,600	$3,709,848

Approximate weighted average number of common shares outstanding not subject to possible redemption, basic	98,325,000	54,439,516

Net income per common share not subject to possible redemption, basic	$0.05	$0.07

Approximate weighted average number of common shares outstanding not subject to possible redemption, diluted	126,942,015	83,145,187

Net income per common share not subject to possible redemption, diluted	$0.04	$0.04

See accompanying notes to condensed financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings (Deficit)
				Accumulated During	Total
	Common		Additional Paid-in	the Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sale of Units issued to Founders on August 9, 2007 at $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a business combination)	—	—	(57,748,109)	—	(57,748,109)
Warrants modification charge	—	—	2,460,000	—	2,460,000
Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)

Net loss	—	—	—	(959,980)	(959,980)
Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Net income for the period	—	—	—	5,152,600	5,152,600

Balances, at March, 31, 2008	129,375,000	$12,938	$686,812,963	$3,709,848	$690,535,749

See accompanying notes to condensed financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Period from June
	Three Months	27, 2007
	Ended March	(inception) to
	31, 2008	March 31, 2008
Cash flows from operating activities
Net income	$5,152,600	$4,192,620
Adjustment to reconcile net income to net cash provided by operating activities:	—	—
Warrant modification charge (stock compensation expense)	—	2,460,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:	—	—

Prepaid expenses	53,750	(146,223)

Income taxes payable	3,333,768	4,616,400

Franchise taxes payable	(43,736)	41,250

Accrued expenses	(6,379)	—

Net cash provided by operating activities	8,490,003	11,164,047

Net cash used by investing activities
Net change in cash and cash equivalents invested in trust account	(3,704,893)	(1,023,295,672)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	250,000
Proceeds from issuance of units to founding stockholders	—	25,000
Gross proceeds from public offering	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	12,000,000
Payments for underwriters’ discounts and offering costs	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	(500,000)	1,016,704,391

Net increase in cash	4,285,110	4,572,766

Cash, beginning of period	287,656	—

Cash, end of period	$4,572,766	4,572,766

Supplemental schedule of non-cash financing activities:
Deferred underwriters discount	$—	27,427,500
Accrued offering costs	$—	250,000
Supplemental disclosures of cash flow information :
Cash paid for income taxes	$1,436,521	1,436,521
See accompanying notes to condensed financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
          Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account from proceeds derived from the offering. For the three months ended March 31, 2008, the Company earned $10.1 million of interest income on funds held in the Trust Account, of which approximately $6.4 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the instructions on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X promulgated by the Securities and Exchange of Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and the period from June 27, 2007 (date of inception) to March 31, 2008, in accordance with U.S. GAAP for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2007 filed with the SEC but does not include all disclosures required by U.S. GAAP.
          The results of operations for the three months ended March 31, 2008 and the period from June 27, 2007 (date of inception) to March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited condensed financial statements should be read in conjunction with the financial statements for the period from June 27, 2007 (date of inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
          The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on December 6, 2007. The Company consummated the Offering on December 12, 2007, and contemporaneous with the consummation of the Offering, the Company’s Sponsors (as defined below) purchased 12,000,000 warrants in the aggregate at $1.00 per warrant in a private placement (the “Private Placement”). See Note D.

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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
          The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.
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
Net income per common share:
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
          For the three months ended March 31, 2008 and for the period from June 27, 2007 (inception) to March 31, 2008, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 28,617,105 and 28,705,671 represent incremental shares of common stock, based on their assumed redemption, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
          The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
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
Fair value of financial instruments:
          The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheets.
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
Stock-based compensation:
          The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as a noncash expense in the financial statements. See Note D.
Redeemable common stock:
          The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $9.82 at December 12, 2007.
Recently issued accounting pronouncements:
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company’s results of operations or financial position. See Note H.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.
          Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE C—THE OFFERING
          On December 12, 2007, the Company consummated its initial public offering of 103,500,000 units (“Units”) (including 13,500,000 Units sold pursuant to the underwriters’ exercise of their over-allotment option) at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of the Company’s Common Stock and one half (1/2) of one redeemable Common Stock purchase warrant (“Warrant”). Because each unit includes one half (1/2) of one warrant, holders will need to have two units in order to have one warrant. Warrants may be exercised only in increments of one whole warrant. The public offering price was $10.00 per Unit. Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 commencing on the later of (i) the consummation of the Company’s initial Business Combination or (ii) December 6, 2008, provided in each case that there is an effective registration statement covering the shares of Common Stock underlying the Warrants in effect. The Warrants will expire December 12, 2013, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $15.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.
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
NOTE D—RELATED PARTY TRANSACTIONS
          The Founders purchased an aggregate of 25,875,000 (after giving effect to the Unit Dividend) of the Company’s founders’ units (the “Founders’ Units”) for an aggregate price of $25,000 in a private placement. The Founders’ Units are identical to those sold in the Offering, except that each of the Founders has agreed to vote the Common Stock included in the Founders’ Units in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the initial Business Combination. As a result, the Founders will not be able to exercise redemption rights with respect to the Founders’ Common Stock if the initial Business Combination is approved by a majority of the Company’s public stockholders. The Founders’ Common Stock included in the Founders’ Units will not participate with the Common Stock included in the Units sold in the Offering in any liquidating distribution. The Warrants included in the Founders’ Units will become exercisable after the consummation of a Business Combination, if and when the last sales price of the Common Stock exceeds $15.00 per share for any 20 trading days within a 30 trading day period beginning 90 days after such Business Combination, will be non-redeemable so long as they are held by the Founders or their permitted transferees and may be exercised by the holder on a cashless basis. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless.
          Prior to, and in connection with the pricing of, the Offering, the Company’s Board of Directors approved an amendment to modify the terms of (i) the warrants granted to the Founders as part of the Founders’ Units and (ii) the Sponsors’ Warrants that were to be purchased by the Sponsors immediately prior to the consummation of the Offering, whereby the exercise price of the warrants was reduced from $7.00 to $5.50 and the exercise term extended from five to six years. The impact of the amendment to these warrants issued in connection with the Founders’ Units resulted in a warrant modification under SFAS 123(R), whereby the Company was required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the warrants. As a result of the modifications, the Company recorded a noncash expense of approximately $2.5 million in the period from June 27, 2007 (date of inception) to December 31, 2007.
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
          Each of Berggruen Holdings and Marlin Equities have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, in accordance with SFAS 123(R), as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.
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
          The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and Marlin Equities II, LLC (“Marlin Equities”). These advances are non-interest bearing, unsecured and are due within 60 days following the consummation of the Proposed Offering. Both promissory notes have been repaid in full as of March 31, 2008.

NOTE E—INCOME TAXES
          The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 48% for the three months ended March 31, 2008 and 59% for the period from June 27, 2007 (inception) to March 31, 2008.
          Components of the provision for income taxes are as follows:

		Period from June 27, 2007
	For the Three Months Ended	(inception) to
Current	March 31, 2008	March 31, 2008
Federal	$2,922,408	$3,751,413
State	949,082	1,096,495
City	898,799	1,205,013
          For the three months ended March 31, 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes (permanent difference) and for the period from June 27, 2007 (inception) to March 31, 2008, the non-deductibility of the warrant modification charge also contributes to the difference.
NOTE F—COMMITMENTS
          The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2008, the Company has not issued any shares of preferred stock.

NOTE H—FAIR VALUE MEASUREMENTS
          Effective January 1, 2008, the Company implemented SFAS 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FSP No. 157-2, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
          The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
          The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

		Quoted Prices in Active	Significant Other	Significant
		Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,023,295,672	$1,023,295,672	$—	$—

Total	$1,023,295,672	$1,023,295,672	$—	$—

          The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
          The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

ITEM. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          We were formed on June 27, 2007. We plan to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses which we believe have significant growth potential. We consummated our initial public offering on December 12, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants and the co-investment, our capital stock, debt or a combination of cash, stock and debt.
          We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
          Net income for the period from June 27, 2007 (inception) to March 31, 2008 was approximately $4.2 million, which consisted of approximately $13.0 million in interest income partially offset by approximately $0.3 million in formation and operating expenses, approximately $2.5 million in noncash expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $6.1 million in income taxes. Net income for the three months ended March 31, 2008 was approximately $5.2 million, which consisted of approximately $10.1 million in interest income offset by approximately $0.2 million in formation and operating expenses and approximately $4.8 million for taxes – see Note B to the Company’s financial statements – “Summary of Significant Accounting Policies – Stock Based Compensation” and Note D – “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
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
Liquidity and Capital Resources
          The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $57.7 million to be applied to underwriting discounts, offering expenses and working capital (including approximately $27.4 million of deferred underwriting discounts) and (ii) the sale of the sponsors’ warrants for a purchase price of $12.0 million, was approximately $1,016.7 million. All of these net proceeds were placed in trust, except for $0.1 million that was used for working capital.
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
          As of March 31, 2008, we had cash outside of the trust account of $4,572,766, cash held in the trust account of approximately $1,023.3 million, income taxes payable of approximately $4.6 million, franchise taxes payable of $41,250, and total liabilities of approximately $337.5 million (which includes approximately $305.0 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Income taxes payable	$4,616,400
Franchise taxes payable	41,250

$4,657,650
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2008, the balance of the trust account was $1,023.3 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of March 31, 2008, the effective annualized interest rate payable on our investment was approximately 3.56% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of March 31, 2008, a 1% decrease in the yield on our investment as of March 31, 2008 would result in a decrease of approximately $2.6 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
ITEM 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Nicolas Berggruen, our Chief Executive Officer, participated in this evaluation. Based upon that evaluation, Mr. Berggruen concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.
(b) Changes in Internal Controls over Financial Reporting
          As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended March 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
          None.
ITEM 1A. Risk Factors.
          There have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Unregistered Sales of Equity Securities
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

          Use of Proceeds from Initial Public Offering
          On December 12, 2007, we closed our initial public offering of 103,500,000 units (which included 13,500,000 purchased by the underwriters pursuant to their over-allotment option) with each unit consisting of one share of common stock and one-half (1/2) of one warrant to purchase one share of our common stock at a price of $5.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $1,035.0 million. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145559). The SEC declared the registration statement effective on December 6, 2007. Citigroup Global Market Inc. acted as sole bookrunning manager and representative of Lehman Brothers Inc.
          We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $13,029,693 for the period from June 27, 2007 (inception) to March 31, 2008 and $10,141,414 for the three months ended March 31, 2008.
ITEM 3. Defaults upon Senior Securities.
          Not applicable.
ITEM 4. Submission of Matters to a Vote of the Security Holders.
          Not applicable.
ITEM 5. Other Information.
          None.
ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant Agreement, dated August 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (1)

Exhibit
Number	Description
4.4	Amended and Restated Warrant Agreement dated November 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.5	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (4)

4.6	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.7	Specimen Private Warrant Certificate (included in Exhibit 4.3)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (5)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (1)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (1)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (1)

10.7	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.9	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (4)

10.10	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (4)

10.11	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (4)

10.12	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.13	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)

10.14	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)

10.15	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)

10.16	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)

10.17	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (1)

Exhibit
Number	Description
10.18	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (1)

10.19	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (5)

10.20	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (5)

10.21	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (5)

10.22	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (5)

10.23	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (5)

10.24	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (5)

10.25	Amended a Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (5)

10.26	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.27	Promissory Note, dated August 9, 2007, issued to Marlin Equities (1)

10.28	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (1)

10.29	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.30	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (5)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Charter of Audit Committee (1)

99.2	Form of Charter of Governance and Nominating Committee (1)

99.3	Form of Charter of Compensation Committee (1)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on October 5, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on November 9, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008	LIBERTY ACQUISITION HOLDINGS CORP.

/s/ NICOLAS BERGGRUEN

By: Nicolas Berggruen
Title: President and Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)