Form 10-Q
period 2008-06-30
Liberty Acquisition Holdings Corp.
filed 2008-08-08
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

	Commission File Number:	001-33862

Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
     The number of shares of common stock outstanding as of August 7, 2008 was 129,375,000.

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
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II — Other Information, “Item 1A. Risk Factors” and elsewhere in this report and in our annual report on Form 10-K for the Year ended December 31. 2007, and those described in our future reports filed with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
     References in this report to “we,” “us” or “our company” refer to Liberty Acquisition Holdings Corp. References to our “founders” refer, collectively, to our sponsors and each of our independent directors. References to “public stockholders” refer to purchasers of our securities in our initial public offering and subsequent purchasers in the secondary market. To the extent our founders purchased common stock in our initial public offering or thereafter in the open market they would be “public stockholders” for liquidation and dissolution purposes, but will vote all such shares in favor of our initial business combination and therefore would not be eligible to seek redemption in connection with a vote on a business combination.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash	$4,606,847	$287,656
Prepaid expenses	92,473	199,973
Prepaid income taxes	2,578,020	—

Total current assets	7,277,340	487,629

Other asset, cash and cash equivalents held in trust account	1,018,682,688	1,019,590,779

Total Assets	$1,025,960,028	$1,020,078,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$30,000	$6,379
Accrued offering costs	—	250,000
Income taxes payable	—	1,282,632
Franchise taxes payable	48,505	84,986
Notes payable, founding stockholders	—	250,000

Total current liabilities	78,505	1,873,997

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	482,772	482,772

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued.
Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Retained earnings (deficit) accumulated during the development stage	6,234,360	(1,442,752)

Total stockholders’ equity	693,060,261	685,383,149

Total liabilities and stockholders’ equity	$1,025,960,028	$1,020,078,408

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

			Period from
	For the Three	For the Six	June 27, 2007
	Months Ended	Months Ended	(Inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—

Formation and operating costs	209,977	435,434	544,659
Warrant modification charge (stock compensation expense)	—	—	2,460,000

Loss from operations	(209,977)	(435,434)	(3,004,659)

Interest income	4,940,070	15,088,415	17,980,292

Income before provision for income taxes	4,730,093	14,652,981	14,975,633

Provision for income taxes	2,205,580	6,975,869	8,258,501

Net income	$2,524,513	$7,677,112	$6,717,132

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,050,000	31,050,000	16,867,703

Income per share to common stock subject to possible redemption, basic and diluted	$—	$—	$0.03

Net income allocable to common stockholders not subject to possible redemption	$2,524,513	$7,677,112	$6,234,360

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	65,232,973

Net income per common share not subject to possible redemption, basic	$0.03	$.08	$0.10

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	123,156,245	125,151,558	95,224,465

Net income per common share not subject to possible redemption, diluted	$0.02	$0.06	$0.07

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		Period from
	Six Months	June 27, 2007
	Ended June 30,	(inception) to
	2008	June 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$7,677,112	$6,717,132
Adjustment to reconcile net income to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)	—	2,460,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	107,500	(92,473)
Prepaid income taxes	(2,578,020)	(2,578,020)
Income taxes payable	(1,282,632)	—
Franchise taxes payable	(36,481)	48,505
Accrued expenses	23,621	30,000

Net cash provided by operating activities	3,911,100	6,585,144

Net cash provided by (used in) investing activities
Funds invested in trust account	908,091	(1,018,682,688)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	250,000
Proceeds from issuance of units to founding stockholders	—	25,000
Gross proceeds from public offering	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	12,000,000
Payments for underwriters’ discounts and offering costs	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	(500,000)	1,016,704,391

Net increase in cash	4,319,191	4,606,847

Cash at beginning of the period	287,656	—

Cash at end of the period	$4,606,847	$4,606,847

Supplemental schedule of non-cash financing activities:
Deferred underwriters discount	$—	$27,427,500
Accrued offering costs	$—	$250,000
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$10,836,521	$10,836,521
See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account from proceeds derived from the offering. For the six months ended June 30, 2008, the Company earned approximately $15.1 million of interest income on funds held in the Trust Account, of which approximately $5.0 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
     The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and pursuant to the instructions on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X promulgated by the Securities and Exchange of Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and the period from June 27, 2007 (date of inception) to June 30, 2008, in accordance with U.S. GAAP for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2007 filed with the SEC but does not include all disclosures required by U.S. GAAP.
     The results of operations for the three and six months ended June 30, 2008 and the period from June 27, 2007 (date of inception) to June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements for the period from June 27, 2007 (date of inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
     The accompanying unaudited condensed interim financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations for interim financial statements of the SEC.
Development Stage Company:
     The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Cash and cash equivalents:
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of three months or less.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Units:
     On December 6, 2007, the Company effected a 1-for-5 unit dividend (“Unit Dividend”). All transactions and disclosures in the condensed interim financial statements, related to the Company’s Units, have been adjusted to reflect the effect of the Unit Dividend.
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
     For the three and six months ended June 30, 2008 and for the period from June 27, 2007 (inception) to June 30, 2008, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 24,831,345, 26,826,558 and 29,991,492 represent incremental shares of common stock, based on their assumed redemption, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
     The Company’s statements of operations includes a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
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

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Use of estimates:
     The preparation of condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income taxes:
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
Redeemable common stock:
     The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $9.82 at December 12, 2007.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Recently issued accounting pronouncements:
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.
     In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 has not had a material effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretation Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
     In May 2008, the FASB issued SFAS No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the company’s financial statements.
     Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.
Recently adopted accounting standards:
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company’s results of operations or financial position. See Note H.
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
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
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
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
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
     The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and Marlin Equities II, LLC (“Marlin Equities”). These advances are non-interest bearing, unsecured and are due within 60 days following the consummation of the Proposed Offering. Both promissory notes were repaid in the first quarter of 2008.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
Notes to CONDENSED INTERIM Financial Statements
(unaudited)
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 47% for the three months ended June 30, 2008, 48% for the six months ended June 30, 2008 and 55% for the period from June 27, 2007 (inception) to June 30, 2008.
     Components of the provision for income taxes are as follows:

			Period from June 27, 2007
	For the Three Months Ended	For the Six Months Ended	(inception) to
Current	June 30, 2008	June 30, 2008	June 30, 2008
Federal	$1,453,938	$4,376,346	$5,205,351
State	$267,200	$1,216,282	$1,413,978
City	$484,442	$1,383,241	$1,639,172
     For the three and six months ended June 30, 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes (permanent difference) and for the period from June 27, 2007 (inception) to June 30, 2008, the non-deductibility of the warrant modification charge also contributes to the difference.
NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2008, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company implemented SFAS 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FASB Staff Positions No. 157-2, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of June 30, 2008

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,018,682,688	$—	$—

Total	$1,018,682,688	$—	$—

     The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
     The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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
     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We generate non-operating income in the form of interest income on cash and cash equivalents.
     Net income for the three months ended June 30, 2008 was approximately $2.5 million, which consisted of approximately $4.9 million in interest income offset by approximately $0.2 million in formation and operating expenses and approximately $2.2 million for income taxes. Net income for the six months ended June 30, 2008 was approximately $7.7 million, which consisted of approximately $15.1 million in interest income offset by approximately $0.4 million in formation and operating expenses and approximately

$7.0 million for income taxes. Net income for the period from June 27, 2007 (inception) to June 30, 2008 was approximately $6.7 million, which consisted of approximately $18.0 million in interest income partially offset by approximately $0.5 million in formation and operating expenses, approximately $2.5 million in noncash expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $8.3 million in income taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
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
     As of June 30, 2008, we had cash outside of the trust account of approximately $4.6 million, cash held in the trust account of approximately $1,018.7 million, franchise taxes payable of $48,505, and total liabilities of approximately $332.8 million (which includes approximately $305.0 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Accrued expenses	$30,000
Franchise taxes payable	48,505

$78,505
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
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2008, the balance of the trust account was approximately $1,018.7 million. The proceeds held in trust are invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of June 30, 2008, the effective annualized interest rate payable on our investment was approximately 2.25% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of June 30, 2008, a 1.0% decrease in the yield on our investment as of June 30, 2008 would result in a decrease of approximately $2.5 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended June 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.
     None.

ITEM 1A.	Risk Factors.
     There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2008.
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
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned approximately $18.0 million for the period from June 27, 2007 (inception) to June 30, 2008 and approximately $15.1 million for the six months ended June 30, 2008.

ITEM 3.	Defaults upon Senior Securities.
     Not applicable.

ITEM 4.	Submission of Matters to a Vote of the Security Holders.
     Not applicable.

ITEM 5.	Other Information.
     Due to a ministerial error, an incorrect version of our certificate of incorporation was filed with the Secretary of State of Delaware and the SEC. On August 7, 2008, we filed certificates of correction and a restated certificate of incorporation with the Secretary of State of Delaware. A copy of the restated certificate of incorporation is attached hereto as Exhibit 3.1.

ITEM 6.	Exhibits.

Exhibit
Number	Description

3.1*	Restated Certificate of Incorporation

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Warrant Agreement, dated August 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (1)

4.4	Amended and Restated Warrant Agreement dated November 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.5	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (4)

4.6	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.7	Specimen Private Warrant Certificate (included in Exhibit 4.3)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (5)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

Exhibit
Number	Description
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (1)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (1)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (1)

10.7	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)

10.9	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (4)

10.10	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (4)

10.11	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (4)

10.12	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.13	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)

10.14	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)

10.15	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)

10.16	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)

10.17	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (1)

10.18	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (1)

10.19	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (5)

10.20	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (5)

10.21	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (5)

10.22	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (5)

Exhibit
Number	Description
10.23	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (5)

10.24	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (5)

10.25	Amended a Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (5)

10.26	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.27	Promissory Note, dated August 9, 2007, issued to Marlin Equities (1)

10.28	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (1)

10.29	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.30	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (5)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on October 5, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on November 9, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2008	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ NICOLAS BERGGRUEN
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)