Form 10-Q
period 2008-09-30
Liberty Acquisition Holdings Corp.
filed 2008-11-12
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
     The number of shares of common stock outstanding as of November 11, 2008 was 129,375,000.

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
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II — Other Information, “Item 1A. Risk Factors” and elsewhere in this report and in our annual report on Form 10-K for the Year ended December 31, 2007, and those described in our future reports filed with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets
Cash	$4,440,550	$287,656
Prepaid expenses	38,723	199,973
Prepaid income taxes	910,537	—

Total current assets	5,389,810	487,629

Other asset, cash and cash equivalents held in trust account	1,023,417,030	1,019,590,779

Total assets	$1,028,806,840	$1,020,078,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$—	$6,379
Accrued offering costs	—	250,000
Income taxes payable	—	1,282,632
Franchise taxes payable	48,505	84,986
Notes payable, founding stockholders	—	250,000

Total current liabilities	48,505	1,873,997

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	482,772	482,772

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued. Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Retained earnings (deficit) accumulated during the development stage	9,111,172	(1,442,752)

Total stockholders’ equity	695,937,073	685,383,149

Total liabilities and stockholders’ equity	$1,028,806,840	$1,020,078,408

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from	Period from
	For the Three	For the Nine	June 27, 2007	June 27, 2007
	Months Ended	Months Ended	(Inception) to	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Formation and administrative costs	234,444	669,878	250	779,103
Warrant modification charge (stock compensation expense)	—	—	—	2,460,000

Loss from operations	(234,444)	(669,878)	(250)	(3,239,103)
Interest income	5,638,738	20,727,153	1,699	23,619,030

Income before provision for income taxes	5,404,294	20,057,275	1,499	20,379,927
Provision for income taxes	2,527,482	9,503,351	—	10,785,983

Net income	$2,876,812	$10,553,924	$1,499	$9,593,944

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,049,999	31,049,999	—	19,692,000

Income per common share subject to possible redemption, basic and diluted	$—	$—	—	$0.02

Net income allocable to common stockholders not subject to possible redemption	$2,876,812	$10,553,924	$1,499	$9,111,172

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	25,875,000	71,823,000

Net income per common share not subject to possible redemption, basic	$0.03	$0.11	—	$0.13

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	122,180,000	124,208,000	—	99,870,000

Net income per common share not subject to possible redemption, diluted	$0.02	$0.08	$—	$0.09

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands)

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$	$25,000

Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities			12,000,000		12,000,000

Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650		1,035,000,000

Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)			(304,910,990)		(304,910,990)

Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a business combination)			(57,748,109)		(57,748,109)

Warrants modification charge			2,460,000		2,460,000

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $385,000				(482,772)	(482,772)

Net loss				(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	686,812,963	$(1,442,752)	$685,383,149

Net income for the period (unaudited)				10,553,924	10,553,924

Balances, at September 30, 2008 (unaudited)	129,375,000	12,938	686,812,963	9,111,172	695,937,073

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Period from
	Ended	June 27, 2007
	September 30,	(inception) to
	2008	September 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$10,533,924	$9,593,944
Adjustment to reconcile net income to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)	—	2,460,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	161,250	(38,723)
Prepaid income taxes	(910,537)	(910,537)
Income taxes payable	(1,282,632)	—
Franchise taxes payable	(36,481)	48,505
Accrued expenses	(6,379)	—

Net cash provided by operating activities	8,479,145	11,153,189

Net cash used in investing activities
Changes in cash and cash equivalents invested in trust account	(3,826,251)	(1,023,417,030)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	250,000
Proceeds from issuance of units to founding stockholders	—	25,000
Gross proceeds from public offering	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	12,000,000
Payments for underwriters’ discounts and offering costs	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	(500,000)	1,016,704,391

Net increase in cash	4,152,894	4,440,550

Cash at beginning of the period	287,656	—

Cash at end of the period	$4,440,550	$4,440,550

Supplemental schedule of non-cash financing activities:
Deferred underwriters discount	$—	$27,427,500
Accrued offering costs	$—	$250,000
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,696,521	$11,696,521
See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP
(a corporation in the development stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow trust account (“Trust Account”) from the proceeds derived from the offering. For the nine months ended September 30, 2008, the Company earned $20.7 million of interest income on the Trust Account, of which $16.8 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
     The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008, the period from June 27, 2007 (inception) to September 30, 2007 and the period from June 27, 2007 (inception) to September 30, 2008. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2007 filed with the SEC.
     The results of operations for the three and nine months ended September 30, 2008, the period from June 27, 2007 (inception) to September 30, 2007, and the period from June 27, 2007 (date of inception) to September 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2007 and for the period from June 27, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on December 6, 2007. The Company consummated the Offering on December 12, 2007, and contemporaneous with the consummation of the Offering, the Company’s Sponsors (as defined below) purchased 12,000,000 warrants in the aggregate at $1.00 per warrant in a private placement (the “Private Placement”) (See Note D). Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the Offering, approximately 98% of the gross proceeds, after payment of certain amounts to the underwriters, is held in a Trust Account and invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on a prospective Business Combination and continuing general and administrative expenses.

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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
     The accompanying condensed financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations for interim financial statements of the SEC.
Development Stage Company:
     The Company complies with the accounting and reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Cash and cash equivalents:
     Cash and cash equivalents are defined as cash and investments that have a maturity at date of purchase of, or can be converted to cash in, three months or less.
Units:
     On December 6, 2007, the Company effected a 1-for-5 unit dividend (“Unit Dividend”). All transactions and disclosures in the condensed interim financial statements, related to the Company’s Units, have been adjusted to reflect the effect of the Unit Dividend.

Income per common share:
     Basic income per common share is computed by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise result in the issuance of common stock.
     For the three and nine months ended September 30, 2008 and for the period from June 27, 2007 (inception) to September 30, 2008, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 23,855,000, 25,833,000 and 28,047,000 represent incremental shares of common stock, based on their assumed conversion, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
     The Company’s condensed statements of operations includes a presentation of income per common share subject to possible redemption in a manner similar to the two-class method of income per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
Concentration of credit risk:
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, exceeds the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on this account.
Fair value of financial instruments:
     The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the accompanying condensed balance sheets.
Use of estimates:
     The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

     The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Redeemable common stock:
     The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was approximately $9.82 at December 12, 2007, and also approximately $9.82 at September 30, 2008.
Recently issued accounting pronouncements:
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

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
     Prior to, and in connection with the pricing of, the Offering, the Company’s Board of Directors approved an amendment to modify the terms of (i) the warrants granted to the Founders as part of the Founders’ Units and (ii) the Sponsors’ Warrants that were to be purchased by the Sponsors immediately prior to the consummation of the Offering, whereby the exercise price of the warrants was reduced from $7.00 to $5.50 and the exercise term extended from five to six years. The impact of the amendment to these warrants issued in connection with the Founders’ Units resulted in a warrant modification under SFAS 123(R), whereby the Company was required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the warrants. As a result of the modifications, the Company recorded a noncash expense of $2.5 million in the period from June 27, 2007 (date of inception) to December 31, 2007.

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
     The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and Marlin Equities II, LLC (“Marlin Equities”). These advances were non-interest bearing, unsecured and due within 60 days following the consummation of the Offering. Both promissory notes were repaid in the first quarter of 2008.
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 47% for the three months ended September 30, 2008, 47% for the nine months ended September 30, 2008 and 53% for the period from June 27, 2007 (inception) to September 30, 2008.

     Components of the provision for income taxes are as follows:

			Period from June 27, 2007
	For the Three Months Ended	For the Nine Months Ended	(inception) to
Current	September 30,2008	September 30, 2008	September 30, 2008
Federal	$1,666,139	$6,042,485	$6,871,490
State	$363,819	$1,580,101	$1,777,797
City	$497,524	$1,880,765	$2,136,696
     For the three and nine months ended September 30, 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes and for the period from June 27, 2007 (inception) to September 30, 2008, the non-deductibility of the warrant modification charge (permanent difference) also contributes to the difference.
NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2008, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FASB Staff Positions No. 157-2, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Financial Assets at Fair Value as of September 30, 2008

				Significant
	Fair Value	Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,023,417,030	$1,023,417,030	$—	$—

Total	$1,023,417,030	$1,023,417,030	$—	$—

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
     Net income for the three months ended September 30, 2008 was $2.9 million, which consisted of $5.6 million in interest income offset by $0.2 million in administrative expenses and $2.5 million for income taxes. Net income for the nine months ended September 30, 2008 was $10.6 million, which consisted of $20.7 million in interest income offset by $0.7 million in administrative expenses and $9.5 million for income taxes. Net income for the period from June 27, 2007 (inception) to September 30, 2008 was $9.6 million, which consisted of $23.6 million in interest income partially offset by $0.8 million in formation and operating expenses, $2.5 million in noncash expenses in connection with the modification of the terms of the founders and sponsors warrants and $10.8 million in income taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account. The decrease in interest income, during the three months ended September 30, 2008, was due primarily to a shift of the company’s cash and equivalents to more conservative investments.

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
Liquidity and Capital Resources
     The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $57.7 million to be applied to underwriting discounts, offering expenses and working capital (including $27.4 million of deferred underwriting discounts) and (ii) the sale of the sponsors’ warrants for a purchase price of $12.0 million, was approximately $1,016.7 million. All of these net proceeds were placed in trust, except for $0.1 million that was used for working capital.
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

     As of September 30, 2008, we had cash outside of the trust account of $4.4 million, cash held in the trust account of $1,023.4 million, franchise taxes payable of 48,505 and total liabilities of $332.9 million (which includes $305.4 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account together with the 5.4 million eligible to be drawn form the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities

Accrued expenses	$—
Franchise taxes payable	48,505

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
     As of September 30, 2008, the underlying assets of our trust account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of the Funds:
•	J.P. Morgan Investment Management Inc. serves as investment adviser to the JPMorgan Fund, which under normal conditions, invests its assets exclusively in debt securities issued or guaranteed by the U.S. government, or by U.S. government agencies or instrumentalities and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities;

•	Goldman Sachs Asset Management, L.P. serves as investment adviser to the Goldman Fund, which limits its investments only to certain U.S. Treasury obligations and U.S. government securities; and

•	Western Asset Management Company, a wholly-owned subsidiary of Legg Mason, Inc., serves as investment adviser to the Western Asset Fund, which invests exclusively in short term U.S. government obligations such as short-term U.S. Treasury securities; short-term obligations of the U.S. government, its agencies and instrumentalities; and U.S. Treasury-related repurchase agreements.
     As of September 30, 2008, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 6% of the total assets of any such Fund. We and the trustee of the trust account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the trust account.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2008, the balance of the trust account was $1,023.4 million. The proceeds held in trust are invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of September 30, 2008, the effective annualized interest rate payable on our investment was approximately 2.23% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of September 30, 2008, a 1.0% decrease in the yield on our investment as of September 30, 2008 would result in a decrease of approximately $2.6 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended September 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     None.
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2008.

     Use of Proceeds from Initial Public Offering
     On December 12, 2007, we closed our initial public offering of 103,500,000 units (which included 13,500,000 purchased by the underwriters pursuant to their over-allotment option) with each unit consisting of one share of common stock and one-half (1/2) of one warrant to purchase one share of our common stock at a price of $5.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $1,035 million. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145559). The SEC declared the registration statement effective on December 6, 2007. Citigroup Global Market Inc. acted as sole bookrunning manager and representative of Lehman Brothers Inc.
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $23.6. million for the period from June 27, 2007 (inception) to September 30, 2008 and $20.7 million for the nine months ended September 30, 2008.
ITEM 3. Defaults upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of the Security Holders.
     Not applicable.
ITEM 5. Other Information.
     None.

ITEM 6. Exhibits.

Exhibit
Number	Description

3.1	Corrected Second Amended and Restated Certificate of Incorporation (6)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant Agreement, dated August 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Amended and Restated Warrant Agreement dated November 9, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.5	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (4)
4.6	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.7	Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (5)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (1)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (1)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (1)
10.7
Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)

10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (1)
10.9	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (4)
10.10	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (4)
10.11	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (4)
10.12	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)
10.13	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)
10.14	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)
10.15	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)
10.16	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)
10.17	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (1)

Exhibit
Number	Description

10.18	Letter Agreement dated as of August 9, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (1)
10.19	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (5)
10.20	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (5)
10.21	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (5)
10.22	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (5)
10.23	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (5)
10.24	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (5)
10.25	Amended a Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (5)
10.26	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (1)
10.27	Promissory Note, dated August 9, 2007, issued to Marlin Equities (1)
10.28	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (1)
10.29	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.30	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (5)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Charter of Audit Committee (1)
99.2	Form of Charter of Governance and Nominating Committee (1)
99.3	Form of Charter of Compensation Committee (1)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on October 5, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145559) filed with the SEC on November 9, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2008	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ NICOLAS BERGGRUEN
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)