Form 10-K
period 2008-12-31
Liberty Acquisition Holdings Corp.
filed 2009-02-17
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
Commission File Number 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	NYSE Alternext U.S.
Common Stock included in the Units	NYSE Alternext U.S.
Warrants included in the Units	NYSE Alternext U.S.
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
☒ Large accelerated filer          ☐ Accelerated filer          ☐ Non-accelerated filer          ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☒ Yes     ☐ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock June 30, 2008, as reported on NYSE Alternext U.S. (f/k/a the American Stock Exchange) was approximately $958,410,000.
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of February 17, 2009 was 129,375,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s 2008 fiscal year end, are incorporated by reference into Part III of this report.

     i

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	inability to have our securities listed on the NYSE Alternext U.S. following a business combination or the delisting of our securities from the NYSE Alternext U.S;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
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
     A registration statement for our initial public offering was declared effective on December 6, 2007. On December 12, 2007, (i) we sold 90,000,000 units in our initial public offering, and (ii) the underwriters for our initial public offering purchased an additional 13,500,000 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one-half (1/2) of one warrant. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $5.50 commencing on our consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 12, 2013, unless earlier redeemed. Our sponsors, Berggruen Acquisition Holdings Ltd, which we refer to as Berggruen Holdings, and Marlin Equities II, LLC, which we refer to as Marlin Equities, purchased in equal amounts an aggregate of 12,000,000 warrants at a price of $1.00 per warrant ($12.0 million in the aggregate) in a private placement that occurred immediately prior to our initial public offering. In addition, Berggruen Holdings and Marlin Equities agreed to purchase in equal amounts an aggregate of 6,000,000 units at a price of $10.00 per unit ($60.0 million in the aggregate) in a private placement that will occur immediately prior to our consummation of a business combination.
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

     Marlin Equities is an investment vehicle majority owned by its managing member, Martin E. Franklin, the chairman of our board of directors, and Ian G.H. Ashken the other principal member who has been Mr. Franklin’s business partner for over 15 years. Mr. Franklin is the chairman and chief executive officer of Jarden Corporation, a broad based consumer products company. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products. At Jarden, Mr. Franklin has overseen more than 10 acquisitions, ranging in size from less than $10 million to approximately $1.2 billion, with combined revenues as of December 31, 2008 of over $4.5 billion. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that we will not interfere with Mr. Franklin’s obligations to Jarden. Mr. Franklin also committed to Jarden’s Board of Directors that in order to avoid the potential for a conflict, prior to us pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of Jarden’s Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, we would not continue with that transaction.
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
     In January 2008, Berggruen Holdings and Marlin Equities formed Liberty Acquisition Holdings (International) Company, which we refer to as LAHIC. LAHIC is a blank check company that will seek business combination opportunities with companies with principal business operations outside of North America. We are contractually prohibited from seeking business combination opportunities with companies with principal business operations outside of North America until the earlier to occur of (a) the execution of a definitive agreement for a business combination by LAHIC or any blank check company formed by our sponsors with a jurisdiction of incorporation outside of the United States and with focus on effecting a business combination with a target business with principal business operations outside of North America, or (b) the liquidation and dissolution of LAHIC or such international blank check companies. We will not seek a waiver of these restrictions from LAHIC or such international blank check companies. In the event that we pursue a business combination with a target business with principal business operations outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal operations are in North America, and we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.” These criteria and guidelines are described under “Business Strategy — Selection of a target business and structuring of a business combination.”

     None of Mr. Berggruen, Mr. Franklin or any individuals and entities associated with them are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring or performing the related due diligence.
     Established deal sourcing network
     We believe that the extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants developed by the principals of Berggruen Holdings and Marlin Equities, and their respective investment professionals or members described below, should provide us with significant business combination opportunities. However, in each of these cases, our ability to benefit from these extensive relationships will be limited by the conflict of interest procedures which require that (i) if a business opportunity is competitive with a Berggruen Holdings Ltd portfolio company, where a Berggruen Holdings Ltd portfolio company is defined as company of which Berggruen Holdings Ltd, directly or indirectly, controls a majority of the voting stock or a majority of the board of directors, it must first be presented to such company before it is made available to us and (ii) if a business opportunity fits within Jarden Corporation’s publicly announced acquisition criteria, it must first be presented to Jarden before it is made available to us. Since Marlin Equities is an investment vehicle whose first investment was in Freedom and whose second will be in us, it does not have any operations and its network, relationships and contacts that we expect to benefit from will be the network, relationships and contacts of Mr. Franklin.
     Disciplined Acquisition Approach
     Our sponsors will use the same disciplined approach in acquiring target businesses on our behalf as they use in connection with their private equity investing. Accordingly, we will seek to reduce the risks posed by the acquisition of a target business by:
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

     Jennifer D. Stewart joined Berggruen Holdings Ltd in 2005. From September 2001 until July 2005 she was a partner of The 180 Group, a private equity fund, where she invested $110 million of equity capital in a diverse range of industries, including health care practice management, aerospace, specialty retail, and consumer goods. From 1998 to 2000, Ms. Stewart worked as an associate at Bear Stearns Merchant Banking, an institutional private equity firm, and was involved in the group’s investment, portfolio oversight, and institutional fundraising activities. From 1993 to 1996 Ms. Stewart held several operating positions at Exxon. She is currently a director of The Mexmil Company, a manufacturer of aerospace thermal and acoustical insulation systems, Lee Cooper, a designer, distributor, and marketer of branded jeans, clothing, accessories, and footwear, Apex Design Technology, a manufacturer and integrator of hydraulic, pneumatic and electronic systems, and FGX International Holdings Limited, a designer and marketer of non-prescription reading glasses, sunglasses and costume jewelry. Apex Design Technology is, and FGX International Holdings Limited was, a portfolio company of Berggruen Holdings Ltd. Ms. Stewart earned her B.S. Chemical Engineering degree, with Honors and High Distinction, from The Pennsylvania State University and M.B.A. from Harvard Business School.
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
     We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The current global credit crisis and the lack of liquidity in the financial markets have materially hindered the initiation of new, large-sized corporate loans and private equity style leveraged buyouts and may effect our ability to obtain financing for the consummation of a business combination. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval for the business combination.
     Lack of business diversification
     While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.4 million) at the time of such business combination plus the proceeds of the co- investment, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

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

     In connection with the vote required for any business combination, each of our founders has agreed to vote its respective shares of common stock acquired by it prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. As a result, if a majority of the shares of stock voted by the public stockholders are voted for the business combination, our founders may not exercise their redemption rights with respect to common stock acquired before our initial public offering. Each of our founders has also agreed that it will vote any shares it purchases in the open market in or after our initial public offering in favor of a business combination. As a result, if our founders acquired shares in or after our initial public offering, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise redemption rights for those shares. We will proceed with the business combination only if a majority of the shares of our common stock are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. In addition, if within 90 days before the expiration of such 30- or 36-month period, as the case may be, we seek approval from our stockholders to consummate a business combination, we expect that the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended dissolution and plan of distribution in the event our stockholders do not approve such business combination or if such business combination is not consummated for other reasons. The requirements that we seek stockholder approval before effecting our initial business combination and not consummate our initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their redemption rights below, are set forth in Article FIFTH of our second amended and restated certificate of incorporation (“Charter”), which requires, in addition to the vote of our board of directors required by Delaware law, the affirmative vote of at least 80% of the voting power of our outstanding voting stock to amend such provision. Our sponsors have agreed not to request that the board consider such a proposal to eliminate or amend this provision. In addition, we will not seek stockholder approval to extend this 30- or 36-month period, as the case may be.
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
     Dissolution and liquidation if no business combination
     Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we do not complete a business combination by June 12, 2010 (or by December 12, 2010 if the extension criteria described above has been satisfied), we will dissolve and as promptly as practicable return and liquidate all funds from our trust account only to our public stockholders, as part of our dissolution and plan of distribution and in accordance with the applicable provisions of the Delaware General Corporation Law. This period is longer than similar blank check company offerings because our offering was larger in size than almost all other blank check company offerings with similar business purposes. Accordingly, we believe that fewer target businesses fit within our stated acquisition criteria and it is therefore appropriate for us to have a longer period to consummate a business combination. In addition, given the size of the potential acquisition targets, we believe that the process of searching for, negotiating and consummating a business combination may take longer than it would for a smaller business combination and that a shorter time period would disadvantage us in negotiations with potential target companies. The liquidating distribution to public stockholders will consist of an aggregate sum equal to the amount in the trust fund, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned and will be made in proportion to our public stockholders’ respective equity interests. In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our Charter, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and, other than in connection with a redemption or a business combination, the funds will not be available for any other corporate purpose. As promptly as practicable upon the later to occur of (i) the approval by our stockholders of our plan of distribution or (ii) the effective date of such approved plan of distribution, we will liquidate our trust account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. As more fully described below, each of Mr. Berggruen and Mr. Franklin has agreed that, if we dissolve prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced by such liabilities and obligations.

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
     We currently believe that any dissolution and plan of distribution in connection with to the expiration of the 30- and 36-month deadlines would proceed in approximately the following manner:

•	prior to such deadline, our board of directors will, consistent with its obligations described in our Charter and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.
     In the event we seek stockholder approval for a plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our Charter, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 60 days prior to June 12, 2010 (or 60 days prior to December 12, 2010 if a letter of intent, agreement in principle or definitive agreement has been executed by June 12, 2010 and the business combination has not yet been consummated within such date), we expect that our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose other than with respect to redemption and a business combination.
Charter
     Our Charter sets forth certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of a business combination. Specifically, our Charter provides, among other things, that:
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
     The above-referenced requirements and restrictions included in our Charter may only be amended prior to consummation of a business combination with the vote of our board of directors and the affirmative vote of at least 80% of the voting power of our outstanding voting stock. We will not propose for approval by our stockholders any changes to such requirements and restrictions prior to our consummation of a business combination.
Conflicts of Interest
     General
     Our stockholders should be aware of the following potential conflicts of interest:
•	None of our officers or directors are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, we do not expect our independent directors to present investment and business opportunities to us. For a complete description of our management’s other affiliations, see “Directors, Executive Officers and Corporate Governance.”

•	Our officers and directors are or may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, which may include blank check companies with a focus on North American companies with valuations between $1.0 billion to $4.0 billion. Entities affiliated with Mr. Franklin currently include Jarden Corporation, GLG Partners and LAHIC and entities affiliated with Mr. Berggruen previously included GLG Partners and currently include LAHIC, each of which has the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion. You should assume that these conflicts will not be resolved in our favor.

•	Our directors may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders since two of our directors, Messrs. Berggruen and Franklin, are affiliated with our sponsors. Each of our sponsors is subject to transfer restrictions, which terminate one year following our consummation of a business combination. The personal and financial interests of our directors may influence his/their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of founders’ common stock.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust as well as the interest income of $10.35 million earned on the trust account balance and previously released to us. While the board of directors has not yet determined what procedures it will use to determine the reasonableness of expenditures and down payments in connection with a proposed acquisition, it will use its business judgment in analyzing such issues.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of Mr. Berggruen and any such other officer or directors were included by a target business as a condition to any agreement with respect to a business combination. We have been advised by Mr. Berggruen and our other officer and directors that they will not take retaining their positions into consideration in determining which acquisition to pursue.
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

     Conflict of Interest Procedures with Respect to Mr. Berggruen
     Although Mr. Berggruen is the president of Berggruen Holdings Ltd, Mr. Berggruen is not on the board of directors nor is he an officer of any of the portfolio companies of Berggruen Holdings Ltd and therefore does not owe any direct fiduciary duties to such portfolio companies. Mr. Berggruen was a director of GLG Partners until January 2009 and is director of LAHIC, neither of which is a portfolio company of Berggruen Holdings Ltd. In addition, during the period while we are pursuing the acquisition of a target business and except as discussed below with respect to Berggruen Holdings Ltd, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us in accordance with the procedures outlined below.
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
     Conflict of Interest Procedures with Respect to Berggruen Holdings and Berggruen Holdings Ltd.
     We have entered into letter agreements with our sponsor, Berggruen Holdings, Berggruen Holdings Ltd, and three of its investment professionals that allows us from December 12, 2007 until the earlier of the consummation of our initial business combination or our liquidation, to have a right of first review if Berggruen Holdings, Berggruen Holdings Ltd, or any of such investment professionals becomes aware of, or involved with, business combination opportunities with an enterprise value of $750.0 million or more. If such opportunities are identified, such entity or individual will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings Ltd, in which case it would first be offered to such portfolio company. A Berggruen Holdings Ltd portfolio company is defined as a company of which Berggruen Holdings Ltd, directly or indirectly, controls a majority of the voting stock or a majority of the board of directors. We will not have any such right of first review with respect to business combination opportunities with an enterprise value of less than $750.0 million. We believe that none of the Berggruen Holdings Ltd portfolio companies has the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion without significant financing from an existing stockholder or from a third party. In addition, none of the Berggruen Holdings Ltd portfolio companies has stated criteria for businesses it may seek to acquire in the future although they are not prohibited from acquiring businesses with valuations in the $1.0 billion to $4.0 billion range. Berggruen Holdings Ltd will be subject to the conflict of interest procedures described above and as a result will not compete with us regarding acquisition opportunities.

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
     Conflict of Interest Procedures with Respect to Mr. Franklin and Jarden Corporation
     Mr. Franklin is chairman and chief executive officer of Jarden Corporation. Jarden Corporation is a leading provider of niche consumer products used in and around the home. Jarden Corporation operates in three primary business segments through a number of well recognized brands, including: (1) Branded Consumables: Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain®; (2) Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®; and (3) Outdoor Solutions: Abu Garcia®, Adio®, All Star®, Atlas™, Berkley®, Coleman®, deBeer®, Ex Officio®, Fenwick®, 5150 Snowboards®, Gait by deBeer®, Gulp®, Hodgman®, JRC™, K2®, Line®, Little Bear®, Madshus®, Mad Dog Gear®, Marker®, Marmot®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Rawlings®, Ride®, Sevenstrand®, Sevylor®, Shakespeare®, Sospenders®, Spiderwire®, Stearns®, Stren®, Trilene®, Tubbs®, Ugly Stik®, Volkl®, Worth® and Xtools®. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products.
     We have entered into an agreement with Mr. Franklin whereby (i) we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we generally do not intend to seek transactions that fit within Jarden’s publicly announced acquisition criteria and (ii) we will not interfere with Mr. Franklin’s obligations to Jarden. However, in order to avoid the potential for a conflict of interest, Mr. Franklin has further committed to Jarden that he will review any potential target company to determine whether such company fits within Jarden’s publicly announced acquisition criteria. If Mr. Franklin determines that such company fits within such criteria, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing a potential business combination opportunity with such company (whether such a transaction was sourced by Mr. Franklin, Mr. Berggruen, another Berggruen Holdings Ltd investment professional or any other person). If the independent committee concludes that Jarden was interested in that opportunity, we have agreed not to continue with that transaction. Although Jarden’s stated acquisition criteria do not specify a valuation range for the businesses they may seek to acquire, Jarden may, and has the size and wherewithal to, acquire an entity with valuations in the $1.0 billion to $4.0 billion range. We do not believe that the potential conflict of interest with Jarden will cause undue difficulty in finding acquisition opportunities for us given the nature of Jarden’s acquisition criteria. GLG Partners is not a portfolio company of Marlin Equities or Jarden Corporation.

     Conflict of Interest Procedures with Respect to GLG Partners
     Mr. Franklin is a director of GLG Partners, Inc. and Mr. Berggruen was a director of GLG Partners until January 2009. GLG Partners was previously a blank check company formed by our sponsors in June 2006 which consummated its initial business combination on November 2, 2007. GLG Partners operates in the alternative asset management sector. Although we do not have an industry focus, we may compete with GLG Partners for acquisition opportunities in the alternative asset management sector. GLG Partners does not have stated criteria for businesses it may seek to acquire in the future. However, we believe that GLG Partners may, and has the size and wherewithal to, acquire an entity with valuations in the $1.0 billion to $4.0 billion range. We are party to an agreement with Mr. Franklin whereby we have acknowledged that we will not interfere with his obligations to GLG Partners. Additionally, in order to avoid the potential for a conflict of interest, Mr. Franklin has committed to GLG Partners that he will first review any potential target company identified by him to determine whether such company fits within GLG Partners’ acquisition criteria. If Mr. Franklin determines that a target company does fit within the acquisition criteria of GLG Partners, he will first present such potential target to GLG Partners. Mr. Franklin will not present the potential business combination opportunity to us or our board unless GLG Partners confirms that it is not interested in pursuing a business combination with such company.
     Accordingly, all potential business combination opportunities with target companies in the alternative asset management sector that are identified by Mr. Franklin will be required to be presented first to GLG Partners before they can be presented to us. This procedure will make it unlikely that we will acquire a target company in the alternative asset management sector.
     Conflict of Interest Procedures with Respect to LAHIC
     In January 2008, Berggruen Holdings and Marlin Equities formed LAHIC. LAHIC is a blank check company that will seek business combination opportunities with companies with principal business operations outside of North America. We are contractually prohibited from seeking business combination opportunities with companies with principal business operations outside of North America until the earlier to occur of (a) the execution of a definitive agreement for a business combination by LAHIC or any blank check company formed by our sponsors with a jurisdiction of incorporation outside of the United States and with focus on effecting a business combination with a target business with principal business operations outside of North America, or (b) the liquidation and dissolution of LAHIC or such international blank check companies. We will not seek a waiver of these restrictions from LAHIC or such international blank check companies. In the event that we pursue a business combination with a target business with principal business operations outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal operations are in North America, and we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.” These criteria and guidelines are described under “Business Strategy — Selection of a target business and structuring of a business combination.” Accordingly, all potential business combination opportunities with target companies with principal business operations outside North America that are identified by Messrs. Berggruen or Franklin will be required to be presented first to LAHIC before they can be presented to us. LAHIC’s stated acquisition criteria includes the acquisition of businesses with valuations between €1.0 billion to €4.0 billion (approximately $1.4 billion to $5.6 billion). We do not believe that the potential conflict of interest with LAHIC will cause undue difficulty in finding acquisition opportunities for us.

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
Executive Officer of the Company
     Our only executive officer is Nicolas Berggruen, our chief executive officer. Mr. Berggruen, who is 47 years old, has been our president, chief executive officer and a member of our board of directors since our inception in June 2007. Mr. Berggruen founded what became Berggruen Holdings, Inc. in 1984 to act as investment advisor to a Berggruen family trust that has made over 50 control and non-control direct investments in operating businesses since 1984. Mr. Berggruen has served as the president of Berggruen Holdings, Inc. since its inception. In 1984 he also co-founded Alpha Investment Management, a multi-billion dollar hedge fund management company that was sold to Safra Bank in 2004. Mr. Berggruen also serves on the board of directors of LAHIC and served on the board of directors of GLG Partners until January 2009. Mr. Berggruen obtained his B.S. in finance and international business from New York University.
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
We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
     We are a development stage company with no operating results and because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the $100,000 in proceeds from our initial public offering not held in trust and interest income earned on the balance of the trust account of up to 1% of the gross proceeds of our initial public offering ($10.35 million) that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We may not be able to consummate a business combination within the required time frame, in which case, we would dissolve and liquidate our assets.
     Pursuant to our Charter, among other things, we must complete a business combination with a fair market value of at least 80% of the sum of the balance of the trust account at the time of the business combination (excluding deferred underwriting discounts and commissions of $27.4 million), plus the proceeds of the co-investment by June 12, 2010 (or December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will, in accordance with our Charter dissolve, liquidate and wind up. The foregoing requirements are set forth in Article FIFTH of our Charter and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

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
     Pursuant to our Charter, among other things, we must complete a business combination by June 12, 2010 (or December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). If we do not comply with this requirement, we will dissolve. The foregoing requirements are set forth in Article FIFTH of our Charter and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. Upon dissolution and pursuant to the trust agreement, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Each of our founders has waived their rights to participate in any liquidating distribution with respect to its founders’ common stock and has agreed to vote in favor of any dissolution and plan of distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $75,000 and $125,000, if not done in connection with a stockholder vote with respect to a potential business combination. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved dissolution and plan of distribution. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target businesses or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them. We have not received any waiver agreements at this time and we cannot assure you that such waivers will be obtained or will be enforceable by operation of law.
If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.
     We currently believe that any dissolution and plan of distribution in connection with the expiration of the 30 and 36 month deadlines would proceed in approximately the following manner:
•	prior to such deadline, our board of directors will, consistent with its obligations described in our Charter and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.

     In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our Charter, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this prospectus). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.
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
     Our Charter authorizes the issuance of up to 215,062,500 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. After giving effect to our initial public offering (and after appropriate reservation for the issuance of shares upon the co-investment and full exercise of our outstanding warrants, including the founders’ warrants, sponsors’ warrants and the co-investment), there are no authorized but unissued shares of our common stock available for issuance. All of the 1,000,000 shares of preferred stock are available for issuance. We may, with the approval of our stockholders, issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through redeemable debt securities, to complete a business combination, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $1.0 billion and $4.0 billion. Our issuance of additional shares of common stock or any preferred stock:
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
     Messrs. Berggruen and Franklin and our other officer and directors are or may in the future become affiliated with entities, including LAHIC and other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Messrs. Berggruen and Franklin are directors of LAHIC and Mr. Hauslein is a director in Atlas Acquisition Corp. Mr. Franklin previously served as a director of another blank check company, Marathon Acquisition Corp., but resigned as a director of that company prior to the effectiveness of its registration statement in connection with his discussions to serve as a principal and director of Freedom. We can not assure you that Mr. Berggruen, Mr. Franklin, Mr. Hauslein or our other officer and directors will not become involved in one or more other business opportunities that would present conflicts of interest in the time they allocate to us. None of Mr. Berggruen, our other officer or our directors are obligated to spend any specified amount of time on our affairs.
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
     Mr. Franklin is a director of GLG Partners, Inc. and Mr. Berggruen was a director of GLG Partners until January 2009. GLG Partners was previously a blank check company formed by our sponsors in June 2006 which consummated its initial business combination on November 2, 2007. GLG Partners operates in the alternative asset management sector. Although we do not have an industry focus, we may compete with GLG Partners for acquisition opportunities in the alternative asset management sector. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that we will not interfere with his obligations to GLG Partners. Additionally, in order to avoid the potential for a conflict of interest, Mr. Franklin has committed to GLG Partners that he will first review any potential target company identified by him to determine whether such company fits within GLG Partners’ acquisition criteria. If Mr. Franklin determines that a target company does fit within the acquisition criteria of GLG Partners, he will first present such potential target to GLG Partners. Mr. Franklin will not present the potential business combination opportunity to us or our board unless GLG Partners confirms that it is not interested in pursuing a business combination with such company. Accordingly, all potential business combination opportunities with target companies in the alternative asset management sector that are identified by Mr. Franklin will be required to be presented first to GLG Partners before they can be presented to us. This procedure will make it unlikely that we will acquire a target company in the alternative asset management sector.

     Mr. Berggruen is an officer and director of LAHIC and Mr. Franklin is a director of LAHIC. We may compete with LAHIC for acquisition opportunities. In order to avoid the potential for a conflict of interest, Messrs. Berggruen and Franklin have committed to us and to LAHIC that each will first review any potential target company identified by them to determine whether such company fits within our or LAHIC’s acquisition criteria. If Messrs. Berggruen and Franklin determine that a target company fits within our acquisition criteria, they will first present such potential target to us. If Messrs. Berggruen and Franklin determine that a target company fits within the acquisition criteria of LAHIC, they will first present such potential target to LAHIC. Other than as described above, neither Messrs. Berggruen nor Franklin will present potential business combination opportunities with a target business with principal business operations outside of North America first to us. Accordingly, all potential business combination opportunities with target companies with principal business operations outside North America that are identified by Messrs. Berggruen or Franklin will be required to be presented first to LAHIC before they can be presented to us. We do not believe that the potential conflict of interest with LAHIC will cause undue difficulty in finding acquisition opportunities for us.
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
     The net proceeds from our offering and the offering of the sponsors’ warrants provided us with $1,016.7 million that we may use to complete a business combination ($1,076.7 million after the consummation of the co-investment). As of December 31, 2008, the balance of the trust account was $1,020.6 million. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the sum of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.
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

We depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.
     Of the net proceeds of our initial public offering, $100,000 was available to us initially outside the trust account to fund our working capital requirements. In addition, we were entitled to have available to us the interest income earned on the trust account which is an amount equal to 1% of the gross proceeds of our initial public offering ($10.35 million) with which to structure, negotiate or close an initial business combination. If such funds are not sufficient to satisfy our working capital obligations, we will need to borrow additional funds from our sponsors, Mr. Berggruen or our directors to operate or we may dissolve and liquidate. None of our sponsors, Mr. Berggruen, our other officer or directors or any other person is obligated to lend us such funds.
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

The NYSE Alternext U.S. (f/k/a the American Stock Exchange) may delist our securities which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are listed on the NYSE Alternext U.S. We cannot assure you that our securities will continue to be listed on the NYSE Alternext U.S. as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the NYSE Alternext U.S. may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     If the NYSE Alternext U.S. delists our securities from trading, we could face significant consequences including:
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
     As described above, we plan to acquire a business or businesses with principal business operations located in North America. We have restricted our geographic focus because our sponsors or their affiliates have formed, and may form in the future, other special purpose acquisition companies that are targeting investments, and that may be offered or listed, outside of the United States or North America. If such special purpose acquisition companies are no longer searching for target businesses or they determine for any reason not to pursue a specific opportunity while we are still seeking a target business, we may expand our focus geography to pursue such target business outside of North America if we identify an attractive opportunity. In the event that we pursue a business combination opportunity outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal business operations are in North America. In evaluating a business combination opportunity outside the United States, we will also seek to evaluate any additional risks that may arise from the location of the target business. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause stockholders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B.	Unresolved Staff Comments
     None.

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
     None.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our equity securities trade on the NYSE Alternext U.S. (f/k/a the American Stock Exchange). Each of our units consists of one share of common stock and one-half (1/2) of one warrant and trades on the NYSE Alternext U.S. under the symbol “LIA.U.” On December 19, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext U.S. under the symbols “LIA.WS” and “LIA,” respectively. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $5.50 commencing on our consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 12, 2013, unless earlier redeemed.

     The following table sets forth, on a per share basis for the periods indicated, the high and low sales price of our units, common stock and warrants as reported on the NYSE Alternext U.S. for the period December 12, 2007 to December 31, 2007 and for each quarter of fiscal 2008. Prior to December 12, 2007, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007

Fourth Quarter (from December 12, 2007)	$10.90	$10.00	$9.75	$9.03	$2.90	$2.55

2008

First Quarter	$10.95	$10.01	$9.57	$9.00	$2.90	$2.09

Second Quarter	$10.79	$8.97	$9.60	$9.05	$2.49	$1.80

Third Quarter	$10.54	$8.90	$9.34	$8.56	$2.27	$0.61

Fourth Quarter	$9.00	$7.95	$8.80	$7.85	$0.80	$0.30
Performance Graph
     The graph below is a comparison of the cumulative total return of our common stock from December 19, 2007, the date that our common stock first became separately tradable, through January 2, 2009 with the comparable cumulative return for two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Holders of Common Equity
     On February 11, 2009, there were 6 holders of record of our units, 3 holders of record of our warrants and 1 holder of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
     Except for the 1-for-5 unit dividend that was effected on December 6, 2007, we have not declared or paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.
Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, the Company has not issued any shares of preferred stock.
Recent Sales of Unregistered Securities
     During the fiscal year ended December 31, 2008, no equity securities of ours were sold by us that were not registered under the Securities Act of 1933, as amended.
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
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $25.6 million in interest during the year ended December 31, 2008.

ITEM 6.	Selected Financial Data
     The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report.

			Period from
		Period from	June 27, 2007
	Year Ended	June 27, 2007	(inception) to
	December 31,	(inception) to	December 31,
	2008	December 31, 2007	2008
Statement of Operations Data:

Loss from operations	$(833,005)	$(2,569,225)	$(3,402,230)
Net income (loss) applicable to common stockholders	13,328,223	(959,980)	12,368,243
Income per common share subject to possible redemption, basic and diluted	0.03	—	0.07
Income (loss) per common share not subject to possible redemption, basic	0.13	(0.03)	0.14
Income (loss) per common share not subject to possible redemption, diluted	0.10	(0.03)	0.11

	As of December 31,
	2008	2007
Balance Sheet Data:
Working capital (deficit)	$10,947,952	$(1,386,368)
Total assets	1,031,648,244	1,020,078,408
Total liabilities	27,543,110	29,301,497
Value of common stock which may be redeemed for cash ($9.82 per share)	304,910,990	304,910,990
Value of deferred interest income related to common stock subject to possible redemption, net of tax	1,568,300	482,772
Stockholders’ equity	697,625,844	685,383,149

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

     Net income for the year ended December 31, 2008 was approximately $13.3 million, which consisted of approximately $25.6 million in interest income offset by approximately $0.8 million in formation and operating expenses and approximately $11.4 million for taxes. Net loss for the period from June 27, 2007 (inception) to December 31, 2007 was approximately $1.0 million, which consisted of approximately $2.9 million in interest income offset by approximately $0.1 million in formation and operating expenses, approximately $2.5 million in noncash compensation expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $1.3 million for taxes — see Note B to the Company’s audited financial statements — Summary of Significant Accounting Policies — “Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
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
     At December 31, 2008, we had cash outside of the trust account of approximately $9.7 million, cash held in the trust account of approximately $1,020.6 million, accrued expenses of $20,000, prepaid income taxes of approximately $1.3 million, franchise taxes payable of $95,610, and total liabilities of $334.0 million (which includes $305.0 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Accrued expenses	$20,000
Income taxes payable	0
Franchise taxes payable	95,610

$115,610
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
     We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the NYSE Alternext U.S. or other similar body.
     As of December 31, 2008, the underlying assets of our trust account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of the Funds:
•	J.P. Morgan Investment Management Inc. serves as investment adviser to the JPMorgan Fund, which under normal conditions, invests its assets exclusively in debt securities issued or guaranteed by the U.S. government, or by U.S. government agencies or instrumentalities and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities;

•	Goldman Sachs Asset Management, L.P. serves as investment adviser to the Goldman Fund, which limits its investments only to certain U.S. Treasury obligations and U.S. government securities; and

•	Western Asset Management Company, a wholly-owned subsidiary of Legg Mason, Inc., serves as investment adviser to the Western Asset Fund, which invests exclusively in short term U.S. government obligations such as short-term U.S. Treasury securities; short term obligations of the U.S. government, its agencies and instrumentalities; and U.S. Treasury-related repurchase agreements.
     As of December 31, 2008, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 4% of the total assets of any such Fund. We and the trustee of the trust account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the trust account.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities in the financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. If we were to effect a business combination, estimates and assumptions would be based on historical factors, current circumstances and the experience and judgment of our management, and we would evaluate these assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. The estimates and assumptions that management believes are the most significant in preparing our financial statements are described below.
     Accounting and Reporting by Development Stage Enterprises
     We comply with the accounting and reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     Income (loss) Per Common Share
     Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares for the period. Diluted income (loss) per share reflects the potential dilution that could occur if derivative securities were to be exercised or converted and would otherwise result in the issuance of common stock.
     For the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2008, we had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of our founders’ units, 12,000,000 sponsors’ warrants issued in a private placement and 51,750,000 warrants issued as part of the units in our initial public offering. Of the total warrants outstanding for the foregoing periods then ended, approximately 24,521,000 and 18,956,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock (not subject to possible redemption) for the calculation of diluted income per share of common stock. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
     Our statements of operations for the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2008 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
     Fair value of financial instruments
     We do not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.
     Income Taxes
     We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     Accounting for Uncertainty in Income Taxes
     We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, June 27, 2007. We did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.
     Classification and Measurement of Redeemable Securities
     We account for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A to our financial statements, the business combination will only be consummated if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders holding less than 30% (31,050,000) of common stock sold in our initial public offering exercise their redemption rights. As further discussed in Note A to our financial statements, if a business combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, we will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2008, the balance of the trust account was $1,020.6 million. The proceeds held in trust are invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of December 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.55% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of December 31, 2008, a 1.0% decrease in the yield on our investment as of December 31, 2008 would result in a decrease of approximately $2.6 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Liberty Acquisition Holdings Corp.
We have audited the accompanying balance sheets of Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the periods from June 27, 2007 (date of inception) to December 31, 2007 and from June 27, 2007 (date of inception) through December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from June 27, 2007 (date of inception) to December 31, 2007 and from June 27, 2007 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Rothstein, Kass & Company, P.C

Roseland, New Jersey
February 13, 2009

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$9,689,737	$287,656
Prepaid expenses	92,473	199,973
Prepaid income taxes	1,281,352	0

Total current assets	11,063,562	487,629

Other asset, cash and cash equivalents held in Trust Account	1,020,584,682	1,019,590,779

Total Assets	$1,031,648,244	$1,020,078,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$20,000	$6,379
Accrued offering costs	0	250,000
Income taxes payable	0	1,282,632
Franchise taxes payable	95,610	84,986
Notes payable, founding stockholders	0	250,000

Total current liabilities	115,610	1,873,997

Long-term liabilities

Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to possible redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	1,568,300	482,772

Commitments

Stockholders’ equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued. Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Retained earnings (deficit) accumulated during the development stage	10,799,943	(1,442,752)

Total stockholders’ equity	697,625,844	685,383,149

Total liabilities and stockholders’ equity	$1,031,648,244	$1,020,078,408

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		Period from
		June 27, 2007	Period from
		(inception)	June 27, 2007
	Year Ended	to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenue	$—	$—	$—

Formation and administrative costs	833,005	109,225	942,230
Warrant modification charge (stock compensation expense)	—	2,460,000	2,460,000

Loss from operations	(833,005)	(2,569,225)	(3,402,230)

Interest income	25,593,766	2,891,877	28,485,643

Income before provision for income taxes	24,760,761	322,652	25,083,413

Provision for income taxes	11,432,538	1,282,632	12,715,170

Net income (loss) applicable to common stockholders	$13,328,223	$(959,980)	$12,368,243

Maximum number of shares subject to possible redemption:
Weighted average number of shares, basic and diluted	31,049,999	3,138,032	21,578,069

Income per common share subject to possible redemption, basic and diluted	$0.03	$—	$0.07

Weighted average number of common shares (not subject to possible redemption), basic	98,325,001	33,197,074	76,223,827

Income per common share not subject to possible redemption, basic	$0.13	$(0.03)	$0.14

Weighted average number of common shares (not subject to possible redemption), diluted	122,845,896	33,197,074	95,179,477

Income per common share not subject to possible redemption, diluted	$0.10	$(0.03)	$0.11

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common		Paid-in	Development	Stockholders’
	Stock	Amount	Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists of one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$	$25,000

Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities			12,000,000		12,000,000

Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering (including 13,500,000 units sold to the underwriters)	103,500,000	10,350	1,034,989,650		1,035,000,000

Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)			(304,910,990)		(304,910,990)

Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a business combination)			(57,748,109)		(57,748,109)

Warrants modification charge			2,460,000		2,460,000

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $385,000				(482,772)	(482,772)

Net loss				(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	12,938	686,812,963	(1,442,752)	685,383,149

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $818,000				(1,085,528)	(1,085,528)

Net income for the period				13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		Period from	Period from June
		June 27, 2007	27, 2007
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities
Net income (loss)	$13,328,223	$(959,980)	$12,368,243

Adjustment to reconcile net income (loss) net cash provided by operating activities:
Warrant modification charge (non-cash stock compensation expense)		2,460,000	2,460,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Prepaid expenses	107,500	(199,973)	(92,473)

Prepaid income taxes	(1,281,352)	—	(1,281,352)

Income taxes payable	(1,282,632)	1,282,632	—

Franchise taxes payable	10,624	84,986	95,610

Accrued expenses	13,621	6,379	20,000

Net cash provided by operating activities	10,895,984	2,674,044	13,570,028

Cash flows from investing activities

Principal deposited in Trust Account	—	(1,017,502,500)	(1,017,502,500)

Interest reinvested in Trust Account	(25,494,802)	(2,888,279)	(28,383,081)

Redemptions from the Trust Account	24,500,899	800,000	25,300,899

Net cash used in investing activities	(993,903)	(1,019,590,779)	(1,020,584,682)

Cash flows from financing activities

Repayment of notes payable, founding stockholders	(250,000)	—	(250,000)

Proceeds from notes payable, founding stockholders	—	250,000	250,000
Proceeds from issuance of units to founding stockholders	—	25,000	25,000

Proceeds from public offering	—	1,035,000,000	1,035,000,000
Proceeds from issuance of warrants in private placement	—	12,000,000	12,000,000
Payments for underwriters’ discounts and offering costs	(250,000)	(30,070,609)	(30,320,609)

Net cash provided by (used in) financing activities	(500,000)	1,017,204,391	1,016,704,391

Net increase in cash	9,402,081	287,656	9,689,737

Cash, beginning of period	287,656	—	—

Cash, end of period	$9,689,737	$287,656	$9,689,737

Supplemental schedules of non-cash financing activities:
Deferred underwriters fee	$—	$27,427,500	$27,427,500

Accrued offering costs	$—	$250,000	$—

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$13,996,521	$—	$13,996,521

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow trust account (“Trust Account”) from the proceeds derived from the offering. For the year ended December 31, 2008, the Company earned approximately $25.5 million of interest income on the Trust Account, of which approximately $10.4 million was transferred to the operating account to be used for continuing general and administrative expenses and approximately $14.1 million was transferred to the operating account to be used for the payment of income taxes. The Company has selected December 31st as its fiscal year end.
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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
     The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”).
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
Income (loss) per common share:
     Basic income (loss) per common share is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if derivative securities were to be exercised or converted and would otherwise result in the issuance of common stock.
     For the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2008, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the foregoing periods then ended, approximately 24,521,000 and 18,956,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

     The Company’s statements of operations for the year ended December 31, 2008 and for the period from June 27, 2007 (inception) to December 31, 2008 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
Concentration of credit risk:
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, exceeds the Federal depository insurance coverage ($100,000 through October 7, 2008; $250,000 thereafter and currently). The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on this account.
Fair value of financial instruments:
     The Company does not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.
Use of estimates:
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities in the financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. If the Company were to effect a Business Combination, estimates and assumptions would be based on historical factors, current circumstances and the experience and judgment of the Company’s management, and would evaluate its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.
Income taxes:
     The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, June 27, 2007. The Company did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.

Stock-based compensation
     The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share based payment awards will be measured at fair value on the grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. See Note D.
Redeemable common stock:
     The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.
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
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes.
     Components of the provision for income taxes are as follows:

		Period from June 27, 2007	Period from June 27, 2007
	Year Ended	(inception) to	(inception) to
Current	December 31, 2008	December 31, 2007	December 31, 2008
Federal	$7,536,431	$829,005	$8,365,436
State	1,645,661	197,696	1,843,357
City	2,250,446	255,931	2,506,377

Total	$11,432,538	$1,282,632	$12,715,170
     For the year ended December 31, 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes and for the periods from June 27, 2007 (inception) to December 31, 2007 and June 27, 2007 (inception) to December 31, 2008, the non-deductibility of the warrant modification charge (permanent difference) also contributes to the difference.

NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FASB Staff Positions No. 157-2, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
     The adoption of SFAS No. 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of December 31, 2008

				Significant
	Fair Value	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,020,584,682	$1,020,584,682	$—	$—

Total	$1,020,584,682	$1,020,584,682	$—	$—

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
     Management’s annual report on internal control over financial reporting
     Our Chief Executive Officer (“CEO”), is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.
     Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.
     Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
     Our management, with the participation of the CEO, evaluated the effectiveness of our internal controls over financial reporting as of December 31 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.
     Changes in Internal Control over Financial Reporting
     Further, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report.
     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC’s rules and forms as such term is defined in Rule 13a-15(f).
     Report of Independent Registered Public Accounting Firm
     The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on internal control over financial reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this annual report.

ITEM 9B.	Other Information
      On February 12, 2009, we received a letter from NYSE Alternext US LLC (the “Exchange”), indicating that we were not in compliance with Section 704 of the NYSE Alternext US LLC Company Guide (the “Company Guide”), for failure to hold an annual meeting of our stockholders during 2008. On February 13, 2009, we submitted a plan to the Exchange in which we advised the Exchange that we intend to hold an annual meeting of our stockholders as promptly as practicable, but in no event later than August 11, 2009. If following receipt and evaluation of the plan, the Exchange determines that we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards, our plan will be accepted.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
     Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
     We have adopted a code of ethics that applies to our directors and officers. We have filed a copy of our code of ethics as an exhibit to the registration statement in connection with our initial public offering. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
     Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.	Executive Compensation.
     The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.
     The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.
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

Exhibit
Number	Description
3.1	Corrected Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

Exhibit
Number	Description
10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16	Amended a Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.26	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.17	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.18	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.19	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.20	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
14.1	Form of Code of Ethics (2)
24.1	Power of Attorney (included in the signature page to this report)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Charter of Audit Committee (2)
99.2	Form of Charter of Governance and Nominating Committee (2)
99.3	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2009	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer

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

Signature	Title	Date

/s/ Nicolas Berggruen Nicolas Berggruen	President, Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	February 17, 2009
/s/ Martin E. Franklin Martin E. Franklin	Director	February 17, 2009
/s/ James N. Hauslein James N. Hauslein	Director	February 17, 2009
/s/ Paul B. Guenther Paul B. Guenther	Director	February 17, 2009
/s/ Nathan Gantcher Nathan Gantcher	Director	February 17, 2009