Form 10-Q
period 2009-03-31
Liberty Acquisition Holdings Corp.
filed 2009-05-11
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
☒ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☒ Yes     ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of common stock outstanding as of May 11, 2009 was 129,375,000.

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities limited liquidity and trading;

•	inability to have our securities listed on the NYSE Amex LLC following a business combination or the delisting of our securities from the NYSE Amex LLC;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II — Other Information, “Item 1A. Risk Factors” and elsewhere in this report and in our annual report on Form 10-K for the Year ended December 31, 2008, and those described in our future reports filed with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	As of	As of
	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$9,571,641	$9,689,737
Prepaid income taxes	1,277,747	1,281,352
Other prepaid expenses	65,598	92,473

Total current assets	10,914,986	11,063,562
Other assets
Deferred taxes	150,000	—
Cash and cash equivalents held in trust account	1,021,746,571	1,020,584,682

Total assets	$1,032,811,557	$1,031,648,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$183,548	$20,000
Income taxes payable	120,964	—
Franchise taxes payable	39,824	95,610

Total current liabilities	344,336	115,610

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	1,907,385	1,568,300

Total liabilities	334,590,211	334,022,400

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued. Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Retained earnings accumulated during the development stage	11,395,445	10,799,943

Total stockholders’ equity	698,221,346	697,625,844

Total liabilities and stockholders’ equity	$1,032,811,557	$1,031,648,244

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
	For the Three	For the Three	June 27, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Revenue	$—	$—	$—

Formation and operating costs	371,582	225,456	1,313,812
Warrant modification charge (stock compensation expense)	—	—	2,460,000

Loss from operations	(371,582)	(225,456)	(3,773,812)
Interest income	2,066,868	10,148,345	30,552,511

Income before provision for income taxes	1,695,286	9,922,889	26,778,699
Provision for income taxes	760,699	4,770,289	13,475,869

Net income	$934,587	$5,152,600	$13,302,830

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,050,000	31,050,000	22,902,000

Income per common share subject to possible redemption, basic and diluted	$0.01	$—	$0.07

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	79,313,000

Net income per common share not subject to possible redemption, basic	$0.01	$0.05	$0.15

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	121,034,000	126,942,000	98,792,000

Net income per common share not subject to possible redemption, diluted	$0.00	$0.04	$0.12

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings (Deficit)	Total
			Additional	Accumulated During	Stockholders’
	Common Shares	Amount	Paid-in Capital	the Development Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a business combination)	—	—	(57,748,109)	—	(57,748,109)

Warrants modification charge	—	—	2,460,000	—	2,460,000

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)

Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $898,000	—	—	—	(1,085,528)	(1,085,528)

Net income for the period	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of trust account relating to common stock subject to possible redemption, net of tax of approximately $277,000 (unaudited)	—	—	—	(339,085)	(339,085)
Net income for the period (unaudited)	—	—	—	934,587	934,587

Balances, at March 31, 2009 (unaudited)	129,375,000	$12,938	$686,812,963	$11,395,455	$698,221,346

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Three	For the Three	June 27, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities

Net income	$934,587	$5,152,600	$13,302,830
Adjustment to reconcile net income to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Deferred taxes benefit	(150,000)	—	(150,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid income taxes	3,605	—	(1,277,747)
Other prepaid expenses	26,875	53,750	(65,598)
Accrued expenses	163,548	(6,379)	183,548
Income taxes payable	120,964	3,333,768	120,964
Franchise taxes payable	(55,786)	(43,736)	39,824

Net cash provided by operating activities	1,043,793	8,490,003	14,613,821

Cash flows from investing activities
Principal deposited in trust account	—	—	(1,017,502,500)
Interest reinvested in trust account	(2,045,056)	(10,141,414)	(30,428,137)
Redemptions from the trust account	883,167	6,436,521	26,184,066

Net cash used in investing activities	(1,161,889)	(3,704,893)	(1,021,746,571)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	—	(500,000)	1,016,704,391

Net increase (decrease) in cash	(118,096)	4,285,110	9,571,641

Cash at beginning of the period	9,689,737	287,656	—

Cash at end of the period	$9,571,641	$4,572,766	$9,571,641

Supplemental schedule of non-cash financing activities:
Deferred underwriters discount	$—	$—	$27,427,500
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$786,131	$1,436,521	$14,782,652

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP
(a corporation in the development stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow trust account (“Trust Account”) from the proceeds derived from the offering. For the three months ended March 31, 2009, the Company earned approximately $2.1 million of interest income on the Trust Account, of which approximately $0.9 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
     The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and for the period from June 27, 2007 (date of inception) to March 31, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2008, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC.
     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
     For the three months ended March 31, 2009 and 2008 and for the period from June 27, 2007 (inception) to March 31, 2009, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 22,709,000, 28,617,000 and 19,480,000 represent incremental shares of common stock, based on their assumed conversion, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
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
Concentration of credit risk:
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which exceeds the current Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on this account.
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
Stock Based Compensation:
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
Recently issued accounting pronouncements:
     On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on its condensed financial position, results of operations, cash flows or financial statement disclosures.

     On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”(SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its condensed financial position, results of operations, cash flows or financial statement disclosures.
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
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 45% for the three months ended March 31, 2009, 48% for the three months ended March 31, 2008 and 50% for the period from June 27, 2007 (inception) to March 31, 2009.
     Components of the provision for income taxes are as follows:

			Period from June 27, 2007
	For the Three Months Ended	For the Three Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Current
Federal	$600,341	$2,922,408	$8,965,777
State	131,091	949,082	1,974,448
City	179,267	898,799	2,685,644

Total current	$910,699	$4,770,289	$13,625,869

Deferred
Federal	$(93,000)	$—	$(93,000)
State	(24,000)	—	(24,000)
City	(33,000)	—	(33,000)

Total deferred	$(150,000)	$—	$(150,000)

Provision of income tax	$760,699	$4,770,289	$13,475,869

     For the three months ended March 31, 2009 and 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes and for the period from June 27, 2007 (inception) to March 31, 2009, the non-deductibility of the warrant modification charge (permanent difference) also contributes to the difference.

NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2009, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of March 31, 2009

		Quoted Prices in	Significant Other	Unobservable
	Fair Value March	Active Markets	Observable Inputs	Inputs
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,021,746,571	$1,021,746,571	$—	$—

Total	$1,021,746,571	$1,021,746,571	$—	$—

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
     Net income for the three months ended March 31, 2009 was approximately $0.9 million, which consisted of approximately $2.1 million in interest income offset by $0.4 million in formation and administrative expenses and $0.8 million for income taxes. Net income for the three months ended March 31, 2008 was $5.2 million, which consisted of $10.1 million in interest income offset by approximately $0.2 million in formation and operating expenses and approximately $4.8 million for taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
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

     As of March 31, 2009, we had cash outside of the trust account of approximately $9.6 million, cash held in the trust account of approximately $1,021.7 million, franchise taxes payable of $39,824 and total liabilities of $334.6 million (which includes $306.8 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Accrued expenses	$183,548
Income taxes payable	120,964
Franchise taxes payable	39,824

$344,336
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
     We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the NYSE Amex LLC or other similar body.
     As of March 31, 2009, the underlying assets of our trust account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of the Fund:

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
     As of March 31, 2009, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 4% of the total assets of any such Fund. We and the trustee of the trust account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the trust account
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2009, the balance of the trust account was $1,021.7 million. The proceeds held in trust are invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of March 31, 2009, the effective annualized interest rate payable on our investment was approximately 0.52% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of March 31, 2009, a 0.52% decrease in the yield on our investment as of March 31, 2009 would result in a decrease of approximately $1.3 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended March 31, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     None.
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2009.
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
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $2.1 million for the three months ended March 31, 2009 and $10.1 million for the three months ended March 31, 2008.
ITEM 3. Defaults upon Senior Securities.
     Not applicable.

ITEM 4. Submission of Matters to a Vote of the Security Holders.
     Not applicable.
ITEM 5. Other Information.
     As previously disclosed, on February 12, 2009, we received a letter from NYSE Amex LLC (the “Exchange”), indicating that we were not in compliance with Section 704 of the NYSE Amex LLC Company Guide (the “Company Guide”), for failure to hold an annual meeting of our stockholders during 2008. On February 13, 2009, we submitted a plan to the Exchange in which we advised the Exchange that we intend to hold an annual meeting of our stockholders as promptly as practicable, but in no event later than August 11, 2009. By letter dated May 4, 2009, the Exchange indicated that it had completed its review of our plan and determined that the plan makes a reasonable demonstration of our ability to regain compliance with Section 704 of the Company Guide, and granted us an extension until August 11, 2009 to regain compliance with the continued listing standards of the Exchange. Our annual meeting of stockholders is scheduled to be held on May 15, 2009. We expect that upon holding our annual meeting of stockholders we will regain compliance with the continued listing standards of the Exchange.
ITEM 6. Exhibits.

Exhibit
Number	Description

3.1	Corrected Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

Exhibit
Number	Description
10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Charter of Audit Committee (2)
99.2	Form of Charter of Governance and Nominating Committee (2)
99.3	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2009	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ NICOLAS BERGGRUEN
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)