Form 10-Q
period 2009-06-30
Liberty Acquisition Holdings Corp.
filed 2009-08-10
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
☒ Yes     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of August 7, 2009 was 129,375,000.

i

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities limited liquidity and trading;

•	inability to have our securities listed on the NYSE Amex LLC following a business combination or the delisting of our securities from the NYSE Amex LLC;

•	use of proceeds not in trust or available to us from interest income on our trust account balance; or

•	financial performance.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$9,206,888	$9,689,737
Prepaid income taxes	1,158,884	1,281,352
Other prepaid expenses	38,723	92,473

Total current assets	10,404,495	11,063,562

Other assets
Deferred taxes	265,000	—
Cash and cash equivalents held in Trust Account	1,022,294,745	1,020,584,682

Total assets	$1,032,964,240	$1,031,648,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$66,620	$20,000
Franchise taxes payable	15,074	95,610

Total current liabilities	81,694	115,610

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Deferred interest income related to common stock subject to possible redemption	2,076,209	1,568,300

Total liabilities	29,585,403	29,111,410

Commitments
Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Earnings accumulated during the development stage	11,641,946	10,799,943

Total stockholders’ equity	698,467,847	697,625,844

Total liabilities and stockholders’ equity	$1,032,964,240	$1,031,648,244

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period from
	For the Six	For the Six	For the Three	For the Three	June 27, 2007
	Months Ended	Ended Months	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	630,241	435,434	258,659	209,997	1,572,471
Warrant modification charge (stock compensation expense)	—	—	—	—	2,460,000

Loss from operations	(630,241)	(435,434)	(258,659)	(209,977)	(4,032,471)
Interest income	3,048,751	15,088,415	981,883	4,940,070	31,534,394

Income before provision for income taxes	2,418,510	14,652,981	723,224	4,730,093	27,501,923
Provision for income taxes	1,068,598	6,975,869	307,899	2,205,580	13,783,768

Net income	$1,349,912	$7,677,112	$415,325	$2,524,513	$13,718,155

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,050,000	31,050,000	31,050,000	31,050,000	23,910,611

Income per common share subject to possible redemption, basic and diluted	$0.02	$—	$0.01	$—	$0.09

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	98,325,001	98,325,000	81,666,429

Net income per common share not subject to possible redemption, basic	$0.01	$0.08	$0.00	$0.03	$0.14

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	121,447,836	125,151,558	121,959,253	123,156,245	101,591,833

Net income per common share not subject to possible redemption, diluted	$0.01	$0.06	$0.00	$0.02	$0.11

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)

Warrants modification charge	—	—	2,460,000	—	2,460,000

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $898,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $415,000 (unaudited)	—	—	—	(507,909)	(507,909)
Net income for the period (unaudited)	—	—	—	1,349,912	1,349,912

Balances, at June 30, 2009 (unaudited)	129,375,000	$12,938	$686,812,963	$11,641,946	$698,467,847

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Six	For the Six	June 27, 2007
	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities

Net income	$1,349,912	$7,677,112	$13,718,155
Adjustment to reconcile net income to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Deferred taxes benefit	(265,000)	—	(265,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid income taxes	53,750	107,500	(38,723)
Other prepaid expenses	122,468	(2,578,020)	(1,158,884)
Accrued expenses	—	(1,282,632)	—
Income taxes payable	(80,536)	(36,481)	15,074
Franchise taxes payable	46,620	23,621	66,620

Net cash provided by (used in) operating activities	1,227,214	3,911,100	14,797,242

Cash flows from investing activities
Principal deposited in Trust Account	—	—	(1,017,502,500)
Interest reinvested in Trust Account	(3,018,230)	(15,048,813)	(31,401,311)
Redemptions from the Trust Account	1,308,167	15,956,904	26,609,066

Net cash provided by (used in) investing activities	(1,710,063)	908,091	(1,022,294,745)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	—	(500,000)	1,016,704,391

Net increase (decrease) in cash	(482,849)	4,319,191	9,206,888

Cash at beginning of the period	9,689,737	287,656	—

Cash at end of the period	$9,206,888	$4,606,847	$9,206,888

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ discount	$—	$—	$27,427,500

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$786,131	$10,836,521	$14,782,652

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow Trust Account (“Trust Account”) from the proceeds derived from the offering. For the six months ended June 30, 2009, the Company earned approximately $3.0 million of interest income on the Trust Account, of which approximately $1.3 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
     The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and for the period from June 27, 2007 (date of inception) to June 30, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2008, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC.
     The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on December 6, 2007. The Company consummated the Offering on December 12, 2007, and contemporaneous with the consummation of the Offering, the Company’s Sponsors (as defined below) purchased 12,000,000 warrants in the aggregate at $1.00 per warrant in a private placement (the “Private Placement”) (See Note D). Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the Offering, approximately 98% of the gross proceeds, after payment of certain amounts to the underwriters, is held in a Trust Account and invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c) (4) of Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on a prospective Business Combination and continuing general and administrative expenses.

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
     For the three and six months ended June 30, 2009 and 2008 and for the period from June 27, 2007 (inception) to June 30, 2009, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 23,634,000, 24,831,000, 23,123,000, 26,827,000 and 19,925,000 represent incremental shares of common stock, based on their assumed conversion, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock for the three months ended June 30, 2009, the three months ended June 30, 2008, the six months ended June 30, 2009, the six months ended June 30, 2008, and the period from inception to June 30, 2009, respectively. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
     The Company’s condensed statements of operations include a presentation of income per common share subject to possible redemption in a manner similar to the two-class method of income per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

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

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based compensation:
     The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share-based payment awards will be measured at fair value on the grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. See Note D.
Redeemable common stock:
     The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”), which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Recently issued accounting pronouncements:
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on its condensed financial position, results of operations, cash flows and financial statement disclosures.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its condensed financial position, results of operations, cash flows and financial statement disclosures.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 authorized the FASB Accounting Standards Codification as the sole source for authoritative U.S. GAAP. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once effective, SFAS 168 will supersede all accounting standards in U.S. GAAP, other than those issued by the SEC. SFAS 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
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
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose except to pay any income taxes, and up to $10.35 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds will be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
     The Company presently occupies office space provided by Berggruen Holdings, Inc., an affiliate of Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and the Company’s Chief Executive Officer. Upon the consummation of the Offering, the Company agreed to pay Berggruen Holdings, Inc. a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of the Company’s consummation of a Business Combination or its liquidation. Upon consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
     Each of Berggruen Holdings and Marlin Equities II, LLC (“Marlin Equities”) have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the Common Stock issuable upon the exercise of the warrants is not current or if the Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, in accordance with SFAS 123(R), as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.

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
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. Components of the provision for income taxes are as follows:

					Period from
	For the Three	For the Three	For the Six	For the Six	June 27, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Current
Federal	$278,779	$1,453,938	$879,120	$4,376,346	$9,244,546
State	60,874	317,483	191,965	1,266,565	2,035,332
City	83,246	434,159	262,513	1,332,958	2,768,890

Total current	$422,899	$2,205,580	$1,333,598	$6,975,869	$14,048,768

Deferred
Federal	$(77,000)	$—	$(177,000)	$—	$(177,000)
State	(18,000)	—	(41,000)	—	(41,000)
City	(20,000)	—	(47,000)	—	(47,000)

Total deferred	$(115,000)	$—	$(265,000)	$—	$(265,000)

Provision of income tax	$307,899	$2,205,580	$1,068,598	$6,975,869	$13,783,768

     For the three and six months ended June 30, 2009 and 2008, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes and for the period from June 27, 2007 (inception) to June 30, 2009, the non-deductibility of the warrant modification charge (permanent difference) also contributes to the difference.

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
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2009, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
     The Company complies with SFAS 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of June 30, 2009

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,022,294,745	$1,022,294,745	$—	$—

Total	$1,022,294,745	$1,022,294,745	$—	$—

     The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
     The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Net income for the three months ended June 30, 2009 was approximately $0.4 million, which consisted of approximately $1.0 million in interest income offset by approximately $0.3 million in formation and administrative expenses and approximately $0.3 million for income taxes. Net income for the three months ended June 30, 2008 was approximately $2.5 million, which consisted of approximately $4.9 million in interest income offset by approximately $0.2 million in formation and operating expenses and approximately $2.2 million for taxes. Net income for the six months ended June 30, 2009 was approximately $1.3 million, which consisted of approximately $3.0 million in interest income offset by approximately $0.6 million in formation and administrative expenses and approximately $1.1 million for income taxes. Net income for the six months ended June 30, 2008 was approximately $7.7 million, which consisted of approximately $15.1 million in interest income offset by approximately $0.4 million in formation and operating expenses and approximately $7.0 million for taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
Off-Balance Sheet Arrangements
     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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
     We expect to use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the Business Combination. If the Business Combination is paid for using stock or debt securities, we may apply the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial Business Combination, to fund the purchase of other companies, or for working capital.
     As of June 30, 2009, we had cash outside of the Trust Account of approximately $9.2 million, cash held in the Trust Account of approximately $1,022.3 million, franchise taxes payable of $15,074 and total liabilities of $334.5 million (which includes $307.0 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial Business Combination is not consummated during that time. Of the funds held outside of the Trust Account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; and office space, administrative services and secretarial support prior to consummating a Business Combination.

Current liabilities (as of June 30, 2009)
Accrued expenses	$66,620
Franchise taxes payable	15,074

$81,694
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
     We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long-term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such Business Combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a Business Combination that was approved in connection with the stockholder approval of the Business Combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the NYSE Amex LLC or other similar body.

     As of June 30, 2009, the underlying assets of our Trust Account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of the Fund:
•	J.P. Morgan Investment Management Inc. serves as investment adviser to the JPMorgan Fund, which under normal conditions, invests its assets exclusively in debt securities issued or guaranteed by the U.S. government, or by U.S. government agencies or instrumentalities and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities;

•	Goldman Sachs Asset Management, L.P. serves as investment adviser to the Goldman Fund, which limits its investments only to certain U.S. Treasury obligations and U.S. government securities; and

•	Western Asset Management Company, a wholly-owned subsidiary of Legg Mason, Inc., serves as investment adviser to the Western Asset Fund, which invests exclusively in short-term U.S. government obligations such as short-term U.S. Treasury securities; short-term obligations of the U.S. government, its agencies and instrumentalities; and U.S. Treasury-related repurchase agreements.
     As of June 30, 2009, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the Trust Account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the Trust Account.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2009, the balance of the Trust Account was $1,022.3 million. The proceeds held in trust are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of June 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.32% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of June 30, 2009, a 0.32% decrease in the yield on our investment as of June 30, 2009 would result in a decrease of approximately $0.8 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	Controls and Procedures.
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
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended June 30, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.
     None.

ITEM 1A.	Risk Factors
     There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2009.
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

     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into the Trust Account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a Business Combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the Trust Account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and earned $3.0 million for the six months ended June 30, 2009 and $15.1 million for the six months ended June 30, 2008.

ITEM 3.	Defaults upon Senior Securities.
     Not applicable.

ITEM 4.	Submission of Matters to a Vote of the Security Holders.
     Our annual meeting of stockholders was held on May 15, 2009. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all such nominees were elected. At the meeting, the matter listed below was submitted to a vote of our stockholders.

Proposal:
The election of five directors to our board of directors, each to serve until the 2010 annual meeting of stockholders and until his successor has been duly elected and qualified. The vote with respect to each nominee was as follows:

119,027,120 votes were cast for the election of Nicolas Berggruen as a director, 318,309 votes were withheld and there were 16,400 abstentions;

114,991,184 votes were cast for the election of Martin E. Franklin as a director, 4,354,245 votes were withheld and there were 30,755 abstentions;

118,540,014 votes were cast for the election of James N. Hauslein as a director, 791,060 votes were withheld and there were 30,755 abstentions;

118,536,014 votes were cast for the election of Nathan Gantcher as a director, 795,060 votes were withheld and there were 30,755 abstentions; and

118,536,014 votes were cast for the election of Paul B. Guenther as a director, 795,060 votes were withheld and there were 30,755 abstentions.

ITEM 5.	Other Information.
     As previously disclosed, on February 12, 2009, we received a letter from NYSE Amex LLC (the “Exchange”), indicating that we were not in compliance with Section 704 of the NYSE Amex LLC Company Guide (the “Company Guide”), for failure to hold an annual meeting of our stockholders during 2008. On February 13, 2009, we submitted a plan to the Exchange in which we advised the Exchange that we intend to hold an annual meeting of our stockholders as promptly as practicable, but in no event later than August 11, 2009. By letter dated May 4, 2009, the Exchange indicated that it had completed its review of our plan and determined that the plan makes a reasonable demonstration of our ability to regain compliance with Section 704 of the Company Guide, and granted us an extension until August 11, 2009 to regain compliance with the continued listing standards of the Exchange. Our annual meeting of stockholders was held on May 15, 2009. Subsequent to that meeting, we received a letter from the Exchange indicating that we have resolved the continuing listing deficiency cited in the February 12, 2009 letter.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2009	LIBERTY ACQUISITION HOLDINGS CORP.
	By:	/s/ Nicolas Berggruen
Nicolas Berggruen
		Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Corrected Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Charter of Audit Committee (2)
99.3	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.