Form 10-Q
period 2009-09-30
Liberty Acquisition Holdings Corp.
filed 2009-11-05
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of November 5, 2009 was 129,375,000.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash	$9,105,825	$9,689,737
Prepaid income taxes	1,311,148	1,281,352
Other prepaid expenses	11,848	92,473

Total current assets	10,428,821	11,063,562

Other assets
Deferred taxes	342,000	—
Cash and cash equivalents held in Trust Account	1,022,356,689	1,020,584,682

Total assets	$1,033,127,510	$1,031,648,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,041	$20,000
Franchise taxes payable	23,324	95,610

Total current liabilities	26,365	115,610

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Deferred interest income related to common stock subject to possible redemption	2,164,640	1,568,300

Total liabilities	29,618,505	29,111,410

Commitments
Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Earnings accumulated during the development stage	11,772,114	10,799,943

Total stockholders’ equity	698,598,015	697,625,844

Total liabilities and stockholders’ equity	$1,033,127,510	$1,031,648,244

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period from
	For the Nine	For the Nine	For the Three	For the Three	June 27, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	802,575	669,878	172,334	234,444	1,744,805
Warrant modification charge (stock compensation expense)	—	—	—	—	2,460,000

Loss from operations	(802,575)	(669,878)	(172,334)	(234,444)	(4,204,805)
Interest income	3,585,420	20,727,153	536,669	5,638,738	32,071,063

Income before provision for income taxes	2,782,845	20,057,275	364,335	5,404,294	27,866,258
Provision for income taxes	1,214,334	9,503,351	145,736	2,527,482	13,929,504

Net income	$1,568,511	$10,553,924	$218,599	$2,876,812	$13,936,754

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,050,000	31,050,000	31,050,000	31,050,000	24,704,836

Income per common share subject to possible redemption, basic and diluted	$0.02	$—	$0.01	$—	$0.08

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	98,325,001	98,325,000	83,519,619

Net income per common share not subject to possible redemption, basic	$0.01	$0.11	$0.00	$0.03	$0.14

Weighted average number of common shares outstanding (not subject to possible redemption), diluted	122,127,240	124,208,123	123,756,762	122,180,255	104,022,109

Net income per common share not subject to possible redemption, diluted	$0.01	$0.08	$0.00	$0.02	$0.11

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)

Warrants modification charge	—	—	2,460,000	—	2,460,000

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $898,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $490,000 (unaudited)	—	—	—	(596,340)	(596,340)
Net income for the period (unaudited)	—	—	—	1,568,511	1,568,511

Balances, at September 30, 2009 (unaudited)	129,375,000	$12,938	$686,812,963	$11,772,114	$698,598,015

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Nine	For the Nine	June 27, 2007
	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities

Net income	$1,568,511	$10,553,924	$13,936,754
Adjustment to reconcile net income to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Deferred taxes benefit	(342,000)	—	(342,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid income taxes	(29,796)	(910,537)	(1,311,148)
Other prepaid expenses	80,625	161,250	(11,848)
Accrued expenses	(16,959)	(6,379)	3,041
Income taxes payable	—	(1,282,632)	—
Franchise taxes payable	(72,286)	(36,481)	23,324

Net cash provided by operating activities	1,188,095	8,479,145	14,758,123

Cash flows from investing activities
Principal deposited in Trust Account	—	—	(1,017,502,500)
Interest reinvested in Trust Account	(3,554,174)	(20,659,901)	(31,937,255)
Redemptions from the Trust Account	1,782,167	16,833,650	27,083,066

Net cash used in investing activities	(1,772,007)	(3,826,251)	(1,022,356,689)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	(250,000)	(250,000)
Proceeds from note payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	(250,000)	(30,320,609)

Net cash provided by (used in) financing activities	—	(500,000)	1,016,704,391

Net increase (decrease) in cash	(583,912)	4,152,894	9,105,825

Cash at beginning of the period	9,689,737	287,656	—

Cash at end of the period	$9,105,825	$4,440,550	$9,105,825

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ discount	$—	$—	$27,427,500

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,586,131	$11,696,521	$15,582,652

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow Trust Account (“Trust Account”) from the proceeds derived from the offering. For the nine months ended September 30, 2009, the Company earned approximately $3.6 million of interest income on the Trust Account, of which approximately $1.8 million was transferred to the operating account. The Company has selected December 31st as its fiscal year end.
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from June 27, 2007 (date of inception) to September 30, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2008, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC.
The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
In the event that the Company does not consummate a Business Combination by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units offered in the Offering discussed in Note C).
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
The accompanying condensed financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations for interim financial statements of the SEC.
Development stage company:
The Company complies with the accounting and reporting requirements of Accounting and Reporting by Development Stage Enterprises.

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
For the three and nine months ended September 30, 2009 and 2008 and for the period from June 27, 2007 (inception) to September 30, 2009, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 25,432,000, 23,802,000, 23,855,000, 25,833,000 and 20,502,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock for the three months ended September 30, 2009, the three months ended September 30, 2008, the nine months ended September 30, 2009, the nine months ended September 30, 2008, and the period from inception to September 30, 2009, respectively. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
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
Income taxes:
The Company complies with Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted Accounting for Uncertainty in Income Taxes on the inception date and has determined that the adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based compensation:
The Company accounts for stock options and warrants using the fair value recognition provisions of Share-Based Payment, which addresses all forms of share-based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Share-based payment awards will be measured at fair value on the grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. See Note D.
Redeemable common stock:
The Company accounts for redeemable common stock in accordance with Classification and Measurement of Redeemable Securities, which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,050,000) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Recently issued accounting pronouncements:
In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, this Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s condensed financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s condensed financial statements.
In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s condensed financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s condensed financial statements.
In September 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This ASU provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on the Company’s condensed financial statements.
In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This ASU corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on the Company’s condensed financial statements.
In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on the Company’s condensed financial statements.
In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on the Company’s condensed financial statements.
In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on the Company’s condensed financial statements.

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
Prior to, and in connection with the pricing of, the Offering, the Company’s Board of Directors approved an amendment to modify the terms of (i) the warrants granted to the Founders as part of the Founders’ Units and (ii) the Sponsors’ Warrants that were to be purchased by the Sponsors immediately prior to the consummation of the Offering, whereby the exercise price of the warrants was reduced from $7.00 to $5.50 and the exercise term extended from five to six years. The impact of the amendment to these warrants issued in connection with the Founders’ Units resulted in a warrant modification, whereby the Company was required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the warrants. As a result of the modifications, the Company recorded a noncash expense of approximately $2.5 million in the period from June 27, 2007 (date of inception) to December 31, 2007.
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
Each of Berggruen Holdings and Marlin Equities II, LLC (“Marlin Equities”) have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the Common Stock issuable upon the exercise of the warrants is not current or if the Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.

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
NOTE E—INCOME TAXES
The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. Components of the provision for income taxes are as follows:

	For the Three	For the Three	For the Nine	For the Nine	Period from June 27, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Current
Federal	$146,829	$1,666,139	$1,025,949	$6,042,485	$9,391,386
State	32,062	363,819	224,027	1,580,101	2,067,384
City	43,845	497,524	306,358	1,880,765	2,812,734

Total current	$222,736	$2,527,482	$1,556,334	$9,503,351	$14,271,505
Deferred
Federal	$(51,000)	$—	$(228,000)	$—	$(228,000)
State	(12,000)	—	(53,000)	—	(53,000)
City	(14,000)	—	(61,000)	—	(61,000)

Total deferred	$(77,000)	$—	$(342,000)	$—	$(342,000)

Provision of income tax	$145,736	$2,527,482	$1,214,334	$9,503,351	$13,929,504

For the three and nine months ended September 30, 2009 and 2008, the effective income tax rate differs from the federal statutory rate of 35% principally due to the effect of state and city income taxes and for the period from June 27, 2007 (inception) to September 30, 2009, the non-deductibility of the warrant modification charge (permanent difference) also contributes to the difference.

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
NOTE G—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2009, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
The Company complies with Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of September 30, 2009

			Significant
		Quoted Prices	Other
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,022,356,689	$1,022,356,689	$—	$—

Total	$1,022,356,689	$1,022,356,689	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
NOTE I—SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 5, 2009, the date of issuance of these financial statements, as required by ASC 855, Subsequent Events.

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
Net income for the three months ended September 30, 2009 was approximately $0.2 million, which consisted of approximately $0.5 million in interest income offset by approximately $0.2 million in formation and administrative expenses and approximately $0.1 million for income taxes. Net income for the three months ended September 30, 2008 was approximately $2.9 million, which consisted of approximately $5.6 million in interest income offset by approximately $0.2 million in formation and operating expenses and approximately $2.5 million for taxes. Net income for the nine months ended September 30, 2009 was approximately $1.6 million, which consisted of approximately $3.6 million in interest income offset by approximately $0.8 million in formation and administrative expenses and approximately $1.2 million for income taxes. Net income for the nine months ended September 30, 2008 was approximately $10.6 million, which consisted of approximately $20.7 million in interest income offset by approximately $0.7 million in formation and operating expenses and approximately $9.5 million for taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock-based compensation” and Note D — “Related Party Transactions.” The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
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
As of September 30, 2009, we had cash outside of the Trust Account of approximately $9.1 million, cash held in the Trust Account of approximately $1,022.4 million, franchise taxes payable of $23,324 and total liabilities of approximately $334.5 million (which includes approximately $305.0 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial Business Combination is not consummated during that time. Of the funds held outside of the Trust Account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; and office space, administrative services and secretarial support prior to consummating a Business Combination.

Current liabilities (as of September 30, 2009)
Accrued expenses	$3,041
Franchise taxes payable	23,324

$26,365
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

As of September 30, 2009, the underlying assets of our Trust Account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of each Fund:
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

As of September 30, 2009, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the Trust Account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the Trust Account.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2009, the balance of the Trust Account was $1,022.4 million. The proceeds held in trust are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of September 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.2% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of September 30, 2009, a 0.2% decrease in the yield on our investment as of September 30, 2009 would result in a decrease of approximately $0.5 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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
As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended September 30, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
None.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2009.
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

We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into the Trust Account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a Business Combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the Trust Account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and earned $3.6 million for the nine months ended September 30, 2009 and $20.7 million for the nine months ended September 30, 2008.
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of the Security Holders.
Not applicable.
ITEM 5. Other Information.
Not applicable.
ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Corrected Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

Exhibit
Number		Description
10.8		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9		Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18		Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21		Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Form of Charter of Audit Committee (2)
99.3		Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2009	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number		Description
3.1		Corrected Second Amended and Restated Certificate of Incorporation (1)
3.2		Bylaws (2)
4.1		Specimen Unit Certificate (2)
4.2		Specimen Common Stock Certificate (2)
4.3		Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4		Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5		Specimen Private Warrant Certificate (included in Exhibit 4.3)
10.1		Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9		Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18		Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21		Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Form of Charter of Audit Committee (2)
99.3		Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.