Form 10-K
period 2009-12-31
Liberty Acquisition Holdings Corp.
filed 2010-02-25
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
Commission File Number 001-33862
Liberty Acquisition Holdings Corp.
(Exact name of Registrant as specified in its charter)

Delaware	26-0490500

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	NYSE Amex
Common Stock included in the Units	NYSE Amex
Warrants included in the Units	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2009, as reported on NYSE Amex was approximately $937,710,000.
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of February 19, 2010 was 129,375,000.

Forward-Looking Statements
This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	inability to have our securities listed on the NYSE Amex following a business combination or the delisting of our securities from the NYSE Amex;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
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
Competitive Advantages
We believe that we have the following competitive advantages over other entities with business objectives similar to ours:
Management Expertise
We believe our sponsor, Berggruen Holdings, is well positioned to source a business combination as a result of the extensive infrastructure of its indirect parent, Berggruen Holdings Ltd, which includes eight offices and a network of investment professionals worldwide. Although none of these investment professionals, other than Mr. Berggruen, will be employees of ours, and although we have no offices located outside of New York, Berggruen Holdings Ltd has agreed to make certain investment professionals available at no cost to us to actively source an acquisition for us. Berggruen Holdings Ltd is industry opportunistic and has a bias towards positive cash flow with respect to the investment opportunities that it sources. In addition, Berggruen Holdings Ltd has over 20 years experience sourcing and executing investment opportunities in businesses through leveraged buyouts, public market securities, distressed situations and balance sheet restructurings. We believe that Berggruen Holdings Ltd’s contacts will create opportunities to find prospective target businesses before they are offered for sale in a competitive bid process. In connection with its prior acquisitions, Berggruen Holdings Ltd was not restricted in its pursuit of such acquisitions as it was not subject to the conflict of interest procedures described elsewhere in this report to which we will be subject.
Marlin Equities is an investment vehicle majority owned by its managing member, Martin E. Franklin, the chairman of our board of directors, and Ian G.H. Ashken the other principal member who has been Mr. Franklin’s business partner for over 15 years. Mr. Franklin is the chairman and chief executive officer of Jarden Corporation, a broad based consumer products company. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through Jarden’s existing distribution channels or provide it with new distribution channels for its existing products. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that we will not interfere with Mr. Franklin’s obligations to Jarden. Mr. Franklin also committed to Jarden’s Board of Directors that, in order to avoid the potential for a conflict, prior to our pursuit of any acquisition transaction that Jarden might consider, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden is interested in that opportunity, we will not continue with that transaction.
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

Berggruen Holdings North America Ltd., an affiliate of Berggruen Holdings, and Marlin Equities have previously invested together in Freedom Acquisition Holdings, Inc., a blank check company that completed an initial public offering in December 2006 and which we refer to as Freedom. On November 2, 2007, Freedom consummated its acquisition of GLG Partners, a leading alternative asset manager with gross assets under management of over $20.0 billion and changed its name to GLG Partners, Inc.
In January 2008, Berggruen Holdings and Marlin Equities formed Liberty Acquisition Holdings (International) Company, which we refer to as LAHIC. LAHIC is a blank check company that was formed to seek business combination opportunities with companies with principal business operations outside of North America. On September 2, 2009, LAHIC consummated its acquisition of the Pearl Group of companies, a family of closed life fund consolidators headquartered in the United Kingdom, and changed its name to Pearl Group. Prior to the consummation of that transaction, which we refer to as the Pearl Group Acquisition, we were contractually prohibited from seeking business combination opportunities with companies with principal business operations outside of North America. As a result of the consummation of the Pearl Group Acquisition, we are no longer subject to such a limitation. In the event that we pursue a business combination with a target business with principal business operations outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal operations are in North America, and we will also seek to evaluate any additional risks that may arise from the location of the target business, as described under “Risk Factors — Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.” These criteria and guidelines are described under “Business Strategy — Selection of a target business and structuring of a business combination.”
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

Assistance from Berggruen Holdings Ltd’s Employees
In addition to Mr. Berggruen and Mr. Franklin, Berggruen Holdings Ltd committed in an agreement with us that certain of its employees will help identify target companies and assist with the due diligence of the target company for us. None of these individuals are required to commit any specified amount of time to our affairs. Berggruen Holdings Ltd has agreed to make these individuals available at no cost to us, except that we may reimburse the investment professionals for out-of-pocket expenses, such as travel costs, that they may incur. Pursuant to this agreement, supporting us is part of the employment duties owed by such individuals to Berggruen Holdings Ltd.
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
We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Our officers and board of directors will take the following factors into consideration when determining the size of and payment terms relating to any finder’s fee that they would obligate us to pay: the uniqueness of the opportunity presented, similar fees paid by other companies for acquisitions of a similar size and the general exercise of their business judgment. The payment of any such fee would be disclosed to our public stockholders in connection with a vote upon a potential business combination. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees would always be tied to the successful consummation of a transaction. Although it is possible that we may pay a breakup type fee to a finder in the case of an uncompleted transaction, we consider this possibility to be extremely remote. Our working capital is limited to the $100,000 of proceeds from our initial public offering that was not placed in trust and interest earned on the trust account balance of up to 1% of the gross proceeds of our initial public offering ($10.35 million) that has been released to us. If we agree to pay a finder’s fee or breakup fee and thereafter complete a business combination, any such fee in excess of our available working capital would be paid from funds released from the trust account in the same manner as other acquisition expenses. If we do not complete a business combination and have agreed to pay a breakup fee that is in excess of the available amount of working capital at the time we liquidate, such excess would be covered by the indemnification agreements with Messrs. Berggruen and Franklin in the same manner as other claims by vendors, prospective target businesses or other entities owed money by us. In no event will we pay any of our sponsors, Mr. Berggruen, our other officer or our directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of Mr. Berggruen or our other officer or directors, our sponsors or their affiliates, portfolio companies of sponsors or their affiliates, or companies that have a material financial investment by officers, directors, sponsors, Berggruen investment professionals, or any of their affiliates will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us. Following such business combination, however, Mr. Berggruen and our other officer and directors may receive compensation or fees including compensation approved by the compensation committee of our board of directors for Mr. Berggruen and our other officer if they remain officers following such business combination or customary director’s fees for our directors that remain following such business combination. Mr. Berggruen and our other officer and directors have executed agreements stating that they will not take an offer regarding their compensation or fees following a business combination into consideration when determining which target businesses to pursue.

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
The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criterion. Any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and the independent investment banking firm giving such opinion will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. If we were to obtain an opinion, we do not anticipate that stockholders would be entitled to rely on such opinion, nor would we take this into consideration when deciding which investment banking firm to hire.
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
We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The recent global credit crisis and the lack of liquidity in the financial markets have materially hindered the initiation of new, large-sized corporate loans and private equity style leveraged buyouts and may effect our ability to obtain financing for the consummation of a business combination. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval for the business combination.
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
In connection with the vote required for any business combination, each of our founders has agreed to vote its respective shares of common stock acquired by it prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. As a result, if a majority of the shares of stock voted by the public stockholders are voted for the business combination, our founders may not exercise their redemption rights with respect to common stock acquired before our initial public offering. Each of our founders has also agreed that it will vote any shares it purchases in the open market in or after our initial public offering in favor of a business combination. As a result, if our founders acquired shares in or after our initial public offering, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise redemption rights for those shares. We will proceed with the business combination only if a majority of the shares of our common stock are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. In addition, if within 90 days before the expiration of such 30- or 36-month period, as the case may be, we seek approval from our stockholders to consummate a business combination, we expect that the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended dissolution and plan of distribution in the event our stockholders do not approve such business combination or if such business combination is not consummated for other reasons. The requirements that we seek stockholder approval before effecting our initial business combination and not consummate our initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their redemption rights below, are set forth in Article FIFTH of our second amended and restated certificate of incorporation, which we refer to as our Charter, which requires, in addition to the vote of our board of directors required by Delaware law, the affirmative vote of at least 80% of the voting power of our outstanding voting stock to amend such provision. Our sponsors have agreed not to request that the board consider such a proposal to eliminate or amend this provision. In addition, we will not seek stockholder approval to extend this 30- or 36-month period, as the case may be.
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
If we comply with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and we apply to the Court of Chancery for approval of such reasonable provisions of claims, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred if a proceeding with respect to such claim is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Although we will seek stockholder approval for our dissolution and plan of distribution providing for the liquidation of the trust account to our public stockholders, we do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law. Because we will not be complying with Section 280, we will seek stockholder approval of a plan of distribution complying with Section 28 1(b) of the Delaware General Corporation Law that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering or potential target businesses. As described above, we intend to have all vendors that we engage, prospective target businesses and other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.
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

We currently believe that any dissolution and plan of distribution in connection with the expiration of the 30- and 36-month deadlines would proceed in approximately the following manner:
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
Conflicts of Interest
General
Our stockholders should be aware of the following potential conflicts of interest:
•	None of our officers or directors are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, we do not expect our independent directors to present investment and business opportunities to us. For a complete description of our management’s other affiliations, see “Directors, Executive Officers and Corporate Governance.”

•	Our officers and directors are or may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, which may include blank check companies with a focus on North American companies with valuations between $1.0 billion to $4.0 billion. Entities affiliated with Mr. Franklin currently include Jarden Corporation and GLG Partners and entities affiliated with Mr. Berggruen previously included GLG Partners and LAHIC, each of which has (or had) the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion. You should assume that these conflicts will not be resolved in our favor.

•	Our directors may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders since two of our directors, Messrs. Berggruen and Franklin, are affiliated with our sponsors. Each of our sponsors is subject to transfer restrictions, which terminate one year following our consummation of a business combination. The personal and financial interests of our directors may influence his/their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of founders’ common stock.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust as well as the interest income of $10.35 million earned on the trust account balance and previously released to us. While the board of directors has not yet determined what procedures it will use to determine the reasonableness of expenditures and down payments in connection with a proposed acquisition, it will use its business judgment in analyzing such issues.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of Mr. Berggruen and any such other officer or directors were included by a target business as a condition to any agreement with respect to a business combination. We have been advised by Mr. Berggruen and our other officer and directors that they will not take retaining their positions into consideration in determining which acquisition to pursue.

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
Conflict of Interest Procedures with Respect to Mr. Berggruen
Although Mr. Berggruen is the president of Berggruen Holdings Ltd, Mr. Berggruen is not on the board of directors nor is he an officer of any of the portfolio companies of Berggruen Holdings Ltd and therefore does not owe any direct fiduciary duties to such portfolio companies. Mr. Berggruen was a director of GLG Partners until January 2009 and was a director of LAHIC until September 2009, neither of which is a portfolio company of Berggruen Holdings Ltd. In addition, during the period while we are pursuing the acquisition of a target business and except as discussed below with respect to Berggruen Holdings Ltd, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us in accordance with the procedures outlined below.
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

Conflict of Interest Procedures with Respect to Berggruen Holdings and Berggruen Holdings Ltd.
We have entered into letter agreements with our sponsor, Berggruen Holdings, Berggruen Holdings Ltd, and certain of its investment professionals that allows us from December 12, 2007 until the earlier of the consummation of our initial business combination or our liquidation, to have a right of first review if Berggruen Holdings, Berggruen Holdings Ltd, or any of such investment professionals becomes aware of, or involved with, business combination opportunities with an enterprise value of $750.0 million or more. If such opportunities are identified, such entity or individual will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings Ltd, in which case it would first be offered to such portfolio company. A Berggruen Holdings Ltd portfolio company is defined as a company of which Berggruen Holdings Ltd, directly or indirectly, controls a majority of the voting stock or a majority of the board of directors. We will not have any such right of first review with respect to business combination opportunities with an enterprise value of less than $750.0 million. We believe that none of the Berggruen Holdings Ltd portfolio companies has the size and wherewithal to compete with us to acquire an entity with valuations between $1.0 billion to $4.0 billion without significant financing from an existing stockholder or from a third party. In addition, none of the Berggruen Holdings Ltd portfolio companies has stated criteria for businesses it may seek to acquire in the future although they are not prohibited from acquiring businesses with valuations in the $1.0 billion to $4.0 billion range. Berggruen Holdings Ltd will be subject to the conflict of interest procedures described above and as a result will not compete with us regarding acquisition opportunities.
Conflict of Interest Procedures with Respect to Berggruen Holdings Ltd’s Employees
None of the investment professionals made available to us by Berggruen Holdings Ltd owe any fiduciary duty to us, and none of them is required to commit any specified amount of time to our affairs. These individuals will only help identify target companies and assist with the due diligence of the target company. Each of those individuals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings Ltd, until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity. A business combination opportunity will be considered competitive with a Berggruen Holdings Ltd portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings Ltd portfolio company designs, develops, manufactures, distributes or sells.
Conflict of Interest Procedures with Respect to Mr. Franklin and Jarden Corporation
Mr. Franklin is chairman and chief executive officer of Jarden Corporation. Jarden Corporation is a leading provider of niche consumer products used in and around the home. Jarden Corporation operates in three primary business segments through a number of well recognized brands, including: (1) Branded Consumables: Aviator®, Ball®, Bee®, Bernardin®, Bicycle®, BRK®, Crawford®, Diamond®, Dicon®, First Alert®, Forster®, Hoyle®, Java-Log®, KEM®, Kerr®, Lehigh®, Leslie-Locke®, Loew Cornell® and Pine Mountain®; (2) Consumer Solutions: Bionaire®, Crock-Pot®, FoodSaver®, Health o meter®, Holmes®, Mr. Coffee®, Oster®, Patton®, Rival®, Seal-a-Meal®, Sunbeam® and Villaware®; and (3) Outdoor Solutions: Abu Garcia®, Adio®, All Star®, AtlasTM, Berkley®, Coleman®, deBeer®, Ex Officio®, Fenwick®, 5150 Snowboards®, Gait by deBeer®, Gulp!®, Hodgman®, JRCTM, K2®, Line®, Little Bear®, Madshus®, Mad Dog Gear®, Marker®, Marmot®, Miken®, Mitchell®, Morrow®, Penn®, Pflueger®, Planet Earth®, Rawlings®, Ride®, Sevenstrand®, Sevylor®, Shakespeare®, Sospenders®, Spiderwire®, Stearns®, Stren®, Trilene®, Tubbs®, Ugly Stik®, Volkl®, Worth® and Xtools®. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies that demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenues, with a particular focus on businesses or brands with product offerings that provide expansion into related categories that can be marketed through its existing distribution channels or provide it with new distribution channels for its existing products.

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
Executive Officer of the Company
Our only executive officer is Nicolas Berggruen, our chief executive officer. Mr. Berggruen, who is 48 years old, has been our president, chief executive officer and a member of our board of directors since our inception in June 2007. Mr. Berggruen founded what became Berggruen Holdings, Inc. in 1984 to act as investment advisor to a Berggruen family trust that has made over 50 control and non-control direct investments in operating businesses since 1984. Mr. Berggruen has served as the president of Berggruen Holdings, Inc. since its inception. In 1984 he also co-founded Alpha Investment Management, a multi-billion dollar hedge fund management company that was sold to Safra Bank in 2004. Mr. Berggruen also served on the board of directors of LAHIC until September 2009 and served on the board of directors of GLG Partners until January 2009. Mr. Berggruen obtained his B.S. in finance and international business from New York University.
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
We are a development stage company with no operating results and because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the $100,000 in proceeds from our initial public offering not held in trust and interest income earned on the balance of the trust account of up to 1% of the gross proceeds of our initial public offering ($10.35 million) that was released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
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
We will dissolve and liquidate if we do not complete a business combination by June 12, 2010 (or by December 12, 2010 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 12, 2010 and the business combination relating thereto has not yet been consummated by such date). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of certain unlawful distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. We do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law, which prescribes various procedures by which stockholder liability may be limited. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 28 1(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our initial public offering and potential target businesses. We intend to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, although we have not received any such agreements to date. If our plan of distribution complies with Section 28 1(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. A plan of distribution in compliance with Section 28 1(b) of the Delaware General Corporation Law does not bar stockholder liability for claims not brought in a proceeding before the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us even after that date.
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
We intend to consummate a business combination with a company with principal business operations in any industry and in any country we choose that we believe will provide significant opportunities for growth and we are not limited to any particular industry or type of business. As a result of the consummation of the Pearl Group Acquisition, we are not contractually restricted from pursuing target businesses outside of North America. In the event that we pursue a business combination opportunity outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal business operations are in North America. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business.
Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.
You will be relying on our board of director’s ability to choose a suitable business combination. At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against the business combination could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for the business combination could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.

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
We will proceed with a business combination even if public stockholders owning in the aggregate one share fewer than 30% of the shares sold in our initial public offering exercise their redemption rights.
We will proceed with a business combination only if public stockholders owning at most an aggregate of one share fewer than 30% of the shares sold in our initial public offering exercise their redemption rights. Accordingly, the public stockholders owning in the aggregate one share fewer than 30% of the shares sold in our initial public offering may exercise their redemption rights and we could still consummate a proposed business combination. We have increased the redemption percentage (from the 20% that is customary in similar offerings to 30%) in order to reduce the likelihood that a small group of stockholders holding a block of our stock will be able to stop us from completing a business combination that may otherwise be approved by a large majority of our public stockholders. As a result of this change, it may be easier for us to complete a business combination even in the face of a strong stockholder dissent, thereby negating some of the protections of having a lower redemption threshold to public stockholders. Furthermore, the ability to consummate a transaction despite stockholder disapproval in excess of what would be permissible in a traditional blank check offering may be viewed negatively by stockholders seeking stockholder protections consistent with traditional blank check offerings.
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
Messrs. Berggruen and Franklin and our other officer and directors are or may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Messrs. Berggruen and Franklin were directors of LAHIC until its completion of the Pearl Group Acquisition in September 2009, and Mr. Hauslein is a director in Atlas Acquisition Corp. Mr. Franklin previously served as a director of another blank check company, Marathon Acquisition Corp., but resigned as a director of that company prior to the effectiveness of its registration statement in connection with his discussions to serve as a principal and director of Freedom. We can not assure you that Mr. Berggruen, Mr. Franklin, Mr. Hauslein or our other officer and directors will not become involved in one or more other business opportunities that would present conflicts of interest in the time they allocate to us. None of Mr. Berggruen, our other officer or our directors are obligated to spend any specified amount of time on our affairs.

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
Mr. Franklin is a director of GLG Partners, Inc. and Mr. Berggruen was a director of GLG Partners until January 2009. GLG Partners was previously a blank check company formed by our sponsors in June 2006, which consummated its initial business combination on November 2, 2007. GLG Partners operates in the alternative asset management sector. Although we do not have an industry focus, we may compete with GLG Partners for acquisition opportunities in the alternative asset management sector. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that we will not interfere with his obligations to GLG Partners. Additionally, in order to avoid the potential for a conflict of interest, Mr. Franklin has committed to GLG Partners that he will first review any potential target company identified by him to determine whether such company fits within GLG Partners’ acquisition criteria. If Mr. Franklin determines that a target company does fit within the acquisition criteria of GLG Partners, he will first present such potential target to GLG Partners. Mr. Franklin will not present the potential business combination opportunity to us or our board unless GLG Partners confirms that it is not interested in pursuing a business combination with such company. Accordingly, all potential business combination opportunities with target companies in the alternative asset management sector that are identified by Mr. Franklin will be required to be presented first to GLG Partners before they can be presented to us. This procedure will make it unlikely that we will acquire a target company in the alternative asset management sector.
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
We have entered into agreements with Berggruen Holdings, Berggruen Holdings Ltd and certain of its investment professionals that until the earlier of the consummation of our initial business combination or our liquidation, we will have a right of first review that provides that if Berggruen Holdings, Berggruen Holdings Ltd or one of such investment professionals, becomes aware of, or involved with, business combination opportunities with an enterprise value of $750.0 million or more, such entity or individual will first offer the business combination opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings Ltd, in which case it would first be offered to such portfolio company. A business combination opportunity will be considered competitive with a Berggruen Holdings Ltd portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings Ltd portfolio company designs, develops, manufactures, distributes or sells.

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
The net proceeds from our offering and the offering of the sponsors’ warrants provided us with $1,016.7 million that we may use to complete a business combination ($1,076.7 million after the consummation of the co-investment). As of December 31, 2009, the balance of the trust account was $1,022.0 million. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the sum of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions of $27.43 million) plus the proceeds of the co-investment. Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

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
We may be subject to competition from other companies with business plans similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, there may be only a limited number of attractive target businesses available to such entities, and many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We are dependent upon Mr. Berggruen and Mr. Franklin and the loss of any of them could adversely affect our ability to operate.
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
The NYSE Amex may delist our securities which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the NYSE Amex. We cannot assure you that our securities will continue to be listed on the NYSE Amex as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE Amex delists our securities from trading, we could face significant consequences including:
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
As described above, we are no longer contractually restricted from acquiring a business or businesses with principal business operations located outside of North America. In the event that we pursue a business combination opportunity outside of North America, our search criteria and guidelines will be the same as that which we will employ for a business whose principal business operations are in North America. In evaluating a business combination opportunity outside the United States, we will also seek to evaluate any additional risks that may arise from the location of the target business. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently maintain our executive offices at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. The cost for this space is included in the $10,000 per-month fee described above that Berggruen Holdings, Inc. charge us for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier of our consummation of a business combination or our liquidation. Prior to the consummation of our initial public offering, Berggruen Holdings provided us with office space, administrative services and secretarial support at no charge. We believe, based on rents and fees for similar services in the New York City metropolitan area that the fee charged by Berggruen Holdings, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. Legal Proceedings
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
None.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one-half (1/2) of one warrant and trades on the NYSE Amex under the symbol “LIA.U.” On December 19, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Amex under the symbols “LIA.WS” and “LIA,” respectively. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $5.50 commencing on our consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 12, 2013, unless earlier redeemed.
The following table sets forth, on a per share basis for the periods indicated, the high and low sales price of our units, common stock and warrants as reported on the NYSE Amex for the period December 12, 2007 to December 31, 2007 and for each quarter of fiscal 2008 and 2009. Prior to December 12, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2007
Fourth Quarter (from December 12, 2007)	$10.90	$10.00	$9.75	$9.03	$2.90	$2.55

2008
First Quarter	$10.95	$10.01	$9.57	$9.00	$2.90	$2.09
Second Quarter	$10.79	$8.97	$9.60	$9.05	$2.49	$1.80
Third Quarter	$10.54	$8.90	$9.34	$8.56	$2.27	$0.61
Fourth Quarter	$9.00	$7.95	$8.80	$7.85	$0.80	$0.30

2009
First Quarter	$9.12	$8.50	$8.90	$8.29	$0.56	$0.22
Second Quarter	$9.30	$8.88	$9.10	$8.75	$0.45	$0.25
Third Quarter	$9.84	$9.28	$9.50	$9.05	$0.90	$0.33
Fourth Quarter	$10.24	$9.77	$9.69	$9.40	$0.76	$0.50

Performance Graph
The graph below is a comparison of the cumulative total return of our common stock from December 19, 2007, the date that our common stock first became separately tradable, through December 31, 2009 with the comparable cumulative return for two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
Holders of Common Equity
On February 19, 2010, there were 6 holders of record of our units, 3 holders of record of our warrants and 1 holder of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
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
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of February 19, 2010, the Company has not issued any shares of preferred stock.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2009, no equity securities of ours were sold by us that were not registered under the Securities Act of 1933, as amended.

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
We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $3.8 million in interest during the year ended December 31, 2009.
ITEM 6. Selected Financial Data
The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report.

			Period from
			June 27, 2007
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2007
Statement of Operations Data:

Loss from operations	$(918,594)	$(833,005)	$(2,569,225)
Net income (loss) applicable to common stockholders	1,614,915	13,328,223	(959,980)
Income per common share subject to possible redemption, basic and diluted	0.02	0.03	—
Income (loss) per common share not subject to possible redemption, basic	0.01	0.12	(0.03)
Income (loss) per common share not subject to possible redemption, diluted	0.01	0.10	(0.03)

	As of December 31,
	2009	2008	2007
Balance Sheet Data:
Working capital (deficit)	$10,694,411	$10,947,952	$(1,386,368)
Total assets	1,033,181,150	1,031,648,244	1,020,078,408
Total liabilities	27,461,101	27,543,110	29,301,497
Value of common stock which may be redeemed for cash ($9.82 per share)	304,910,990	304,910,990	304,910,990
Value of deferred interest income related to common stock subject to possible redemption, net of tax	2,205,468	1,568,300	482,772
Stockholders’ equity	698,603,591	697,625,844	685,383,149

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
Net income for the year ended December 31, 2009 was approximately $0.6 million, which consisted of approximately $3.8 million in interest income and an income tax benefit of approximately $0.1 million offset by approximately $3.4 million in operating expenses. Net income for the year ended December 31, 2008 was approximately $13.3 million, which consisted of approximately $25.6 million in interest income offset by approximately $0.8 million in operating expenses and approximately $11.4 million for taxes. Net income for the period from June 27, 2007 (inception) to December 31, 2009 was approximately $12.9 million, which consisted of approximately $32.3 million in interest income offset by approximately $4.3 million in formation and operating expenses, approximately $2.5 million in noncash compensation expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $12.6 million for taxes. Net loss for the period from June 27, 2007 (inception) to December 31, 2007 was approximately $1.0 million, which consisted of approximately $2.9 million in interest income offset by approximately $0.1 million in formation and operating expenses, approximately $2.5 million in noncash compensation expenses in connection with the modification of the terms of the founders and sponsors warrants and approximately $1.3 million for taxes — see Note B to the Company’s audited financial statements “ Summary of Significant Accounting Policies — Stock Based Compensation” and Note D — “Related Party Transactions.” The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
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

At December 31, 2009, we had cash outside of the trust account of approximately $8.9 million, cash held in the trust account of approximately $1,022.0 million, accrued expenses of $2,027, prepaid income taxes of approximately $1.7 million, franchise taxes payable of $31,574, and total liabilities of $334.6 million (which includes $307.1 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

Current liabilities
Accrued expenses	$2,027
Income taxes payable	0
Franchise taxes payable	31,574

$33,601
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
We intend to focus on potential target businesses with valuations between $1.0 billion and $4.0 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the NYSE Amex or other similar body.

As of December 31, 2009, the underlying assets of our trust account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of the Funds:
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
As of December 31, 2009, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the trust account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the trust account.
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
Accounting and Reporting by Development Stage Enterprises
We comply with the accounting and reporting requirements of Accounting and Reporting by Development Stage Enterprises.
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
For the years ended December 31, 2009 and 2008 and for the periods from June 27, 2007 (inception) to December 31, 2009 and 2007, we had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of our founders’ units, 12,000,000 sponsors’ warrants issued in a private placement and 51,750,000 warrants issued as part of the units in our initial public offering. Of the total warrants outstanding for the foregoing periods then ended, approximately 24,521,000 and 18,956,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock (not subject to possible redemption) for the calculation of diluted income per share of common stock. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
Our statements of operations for the years ended December 31, 2009 and 2008 and for the periods from June 27, 2007 (inception) to December 31, 2009 and 2007 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

Fair value of financial instruments
We do not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.
Income Taxes
We comply with Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Accounting for Uncertainty in Income Taxes
We also comply with the provisions of Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted Accounting for Uncertainty in Income Taxes on the inception date, June 27, 2007. We did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2009.
Classification and Measurement of Redeemable Securities
We account for redeemable common stock in accordance with Classification and Measurement of Redeemable Securities, which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A to our financial statements, the business combination will only be consummated if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders holding less than 30% (31,050,000) of common stock sold in our initial public offering exercise their redemption rights. As further discussed in Note A to our financial statements, if a business combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, we will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2009, the balance of the trust account was $1,022.0 million. The proceeds held in trust are invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of December 31, 2009, the effective annualized interest rate payable on our investment was approximately 0.1% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of December 31, 2009, a 0.1% decrease in the yield on our investment as of December 31, 2009 would result in a decrease of approximately $0.25 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Liberty Acquisition Holdings Corp.
We have audited the accompanying balance sheets of Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008, for the period from June 27, 2007 (inception) to December 31, 2007 and for the period from June 27, 2007 (inception) to December 31, 2009. We have also audited the Company’s internal control over financial reporting as of December 31, 2009 and 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the periods from June 27, 2007 (inception) to December 31, 2007 and from June 27, 2007 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 and 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Rothstein, Kass & Company, P.C
Roseland, New Jersey
February 24, 2010

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$8,941,801	$9,689,737
Prepaid income taxes	550,576	1,281,352
Other prepaid expenses	101,635	92,473

Total current assets	9,594,012	11,063,562

Other assets
Deferred taxes	492,000	—
Cash and cash equivalents held in Trust Account	1,022,041,138	1,020,584,682

Total other assets	1,022,533,138	1,020,584,682

Total assets	$1,032,127,150	$1,031,648,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,027	$20,000
Franchise taxes payable	31,574	95,610

Total current liabilities	$33,601	$115,610

Long-term liabilities
Long-term liability, deferred underwriters’ fee	$27,427,500	$27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	2,205,468	1,568,300

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Earnings accumulated during the development stage	10,723,690	10,799,943

Total stockholders’ equity	697,549,591	697,625,844

Total liabilities and stockholders’ equity	$1,032,127,150	$1,031,648,244

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

			Period from	Period from
			June 27,	June 27,
			2007	2007
	For the Year	For the Year	(inception)	(inception)
	Ended	Ended	to	to
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009
Revenue	$—	$—	$—	$—
Formation and administrative costs	3,418,594	833,005	109,225	4,360,824
Warrant modification charge (stock compensation expense)	—	—	2,460,000	2,460,000

Loss from operations	(3,418,594)	(833,005)	(2,569,225)	(6,820,824)
Interest income	3,834,415	25,593,766	2,891,877	32,320,058

Income before provision for income taxes	415,821	24,760,761	322,652	25,499,234
Provision for income taxes	(145,094)	11,432,538	1,282,632	12,570,076

Net income (loss) applicable to common stockholders	$560,915	$13,328,223	$(959,980)	$12,929,158

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,049,999	31,049,999	3,138,032	25,340,043

Income per share of common stock subject to possible redemption, basic and diluted	$0.02	$0.03	$—	$0.09

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	33,197,074	85,001,768

Income (loss) per common share not subject to possible redemption, basic	$0.01	$0.13	$(0.03)	$0.14

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	122,642,347	122,845,896	33,197,074	106,040,173

Income (loss) per common share not subject to possible redemption, diluted	$0.01	$0.10	$(0.03)	$0.11

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common		Additional Paid-	Development	Stockholders’
	Shares	Amount	in Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sales of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)
Warrants modification charge	—	—	2,460,000	—	2,460,000
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $818,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $521,000	—	—	—	(637,168)	(637,168)
Net income	—	—	—	560,915	560,915

Balances, at December 31, 2009	129,375,000	$12,938	$686,812,963	$10,723,690	$697,549,591

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

			Period from	Period from
			June 27, 2007	June 27, 2007
	Year Ended	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009
Cash flows from operating activities
Net income (loss)	$560,915	$13,328,223	$(959,980)	$12,929,158
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Warrant modification charge (stock compensation expense)			2,460,000	2,460,000
Deferred tax benefit	(492,000)			(492,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	(9,162)	107,500	(199,973)	(101,635)
Prepaid income taxes	730,776	(1,281,352)	—	(550,576)
Income taxes payable	—	(1,282,632)	1,282,632	—
Franchise taxes payable	(64,036)	10,624	84,986	31,574
Accrued expenses	(17,973)	13,621	6,379	2,027

Net cash provided by operating activities	708,520	10,895,984	2,674,044	14,278,548

Cash flows from investing activities
Principal deposited in Trust Account			(1,017,502,800)	(1,017,502,500)
Interest reinvested in Trust Account	(3,801,622)	(25,494,802)	(2,888,279)	(32,184,703)
Redemptions from the Trust Account	2,345,166	24,500,899	800,000	27,646,065

Net cash used in investing activities	(1,456,456)	(993,903)	(1,019,590,779)	(1,022,041,138)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	(250,000)	—	(250,000)
Proceeds from notes payable, founding stockholders	—	—	250,000	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000	25,000
Gross proceeds from public offering	—	—	1,035,000,000	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000	12,000,000
Payments for underwriters’ discounts and offering costs	—	(250,000)	(30,070,609)	(30,320,609)

Net cash provided by (used in) financing activities	—	(500,000)	1,017,204,391	1,016,704,391

Net increase (decrease) in cash	(747,936)	9,402,081	287,656	8,941,801
Cash, beginning of period	9,689,737	287,656	—	—

Cash, end of period	$8,941,801	$9,689,737	$287,656	$8,941,801

Supplemental schedule of non-cash financing activities:
Deferred underwriters fee	$—	$—	$27,427,500	$27,427,500

Accrued offering costs	$—	$—	$250,000	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,116,131	$13,996,521	$—	$16,112,652

See accompanying notes to financial statements.

LIBERTY ACQUISITION HOLDINGS CORP
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
NOTE A—DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar business combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow trust account (“Trust Account”) from the proceeds derived from the offering. For the year ended December 31, 2008, the Company earned approximately $25.5 million of interest income on the Trust Account, of which approximately $10.4 million was transferred to the operating account to be used for continuing general and administrative expenses and approximately $14.1 million was transferred to the operating account to be used for the payment of income taxes. The Company selected December 31st as its fiscal year end.
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

In the event that the Company does not consummate a Business Combination by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C). The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.
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
For the years ended December 31, 2009 and 2008 and for the periods from June 27, 2007 (inception) to December 31, 2009 and 2007, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the foregoing periods then ended, approximately 24,317,000, 24,521,000 and 21,038,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock (not subject to possible redemption) for the calculation of diluted income per share of common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
The Company’s statements of operations for the years ended December 31, 2009 and 2008 and for the periods from June 27, 2007 (inception) to December 31, 2009 and 2007 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

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
In accordance with GAAP, the Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. The tax benefit recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions since the Company’s inception on June 27, 2007. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2009.
Stock-based compensation:
The Company accounts for stock options and warrants using the fair value recognition provisions of Share-Based Payment, which addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Share based payment awards will be measured at fair value on the grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. See Note D.

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
Recently issued accounting policies:
In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, this Annual Report on Form 10-K for the year ended December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections, effective as of July 1, 2009. The adoption of ASU 2009-02 will not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update is effective for financial statements issued for interim and annual periods ending after August 26, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial statements.
In September 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This ASU provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-06 will not have material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This ASU corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on the Company’s financial statements.
In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on the Company’s financial statements.
In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on the Company’s financial statements.
In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This update is effective for financial statements issued for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 will not have material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent events:
These financial statements were approved by the Company’s management and were issued on February 24, 2010. Subsequent events have been evaluated through this date.
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
NOTE D—RELATED PARTY TRANSACTIONS
The Founders purchased an aggregate of 25,875,000 (after giving effect to the Unit Dividend) of the Company’s founders’ units (the “Founders’ Units”) for an aggregate price of $25,000 in a private placement. Except as described below, the Founders’ Units are identical to those sold in the Offering. In addition, each of the Founders has agreed to vote the Common Stock included in the Founders’ Units in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the initial Business Combination. As a result, the Founders will not be able to exercise redemption rights with respect to the Founders’ Common Stock if the initial Business Combination is approved by a majority of the Company’s public stockholders. The Founders’ Common Stock included in the Founders’ Units will not participate with the Common Stock included in the Units sold in the Offering in any liquidating distribution. The Warrants included in the Founders’ Units will become exercisable after the consummation of a Business Combination, if and when the last sales price of the Common Stock exceeds $15.00 per share for any 20 trading days within a 30 trading day period beginning 90 days after such Business Combination, will be non-redeemable so long as they are held by the Founders or their permitted transferees and may be exercised by the holder on a cashless basis. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless.
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
Each of Berggruen Holdings and Marlin Equities have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, in accordance with the fair value recognition provisions of Share-Based Payment, as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.

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
NOTE E—INCOME TAXES
The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes.
Components of the provision for income taxes are as follows:

			Period from June 27,	Period from June 27,
	Year Ended	Year Ended	2007 (inception) to	2007 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009
Current
Federal	$346,906	$7,536,431	$829,005	$8,712,342
State	—	1,645,661	197,696	1,843,357
City	—	2,250,446	255,931	2,506,377

Total current	$346,906	$11,432,538	$1,282,632	$13,062,076
Deferred
Federal	$(492,000)	$—	$—	$(492,000)
State	(63,000)	—	—	(63,000)
City	(84,000)	—	—	(84,000)

	(639,000)	—	—	(639,000)

Valuation allowance	147,000	—	—	147,000

Total deferred	$(492,000)	$—	$—	$(492,000)
Provision of income tax	$(145,094)	$11,432,538	$1,282,632	$12,570,076

NOTE F—COMMITMENTS
The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2009, the Company has not issued any shares of preferred stock.

NOTE H—FAIR VALUE MEASUREMENTS
The Company complies with Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of December 31, 2009

		Quoted Prices in	Significant Other	Significant
	Fair Value December	Active Markets	Observable Inputs	Unobservable Inputs
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,022,041,138	$1,022,041,138	$—	$—
Total	$1,022,041,138	$1,022,041,138	$—	$—
Financial Assets at Fair Value as of December 31, 2008

		Quoted Prices in	Significant Other	Significant
	Fair Value December	Active Markets	Observable Inputs	Unobservable Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,020,584,682	$1,020,584,682	$—	$—
Total	$1,020,584,682	$1,020,584,682	$—	$—
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
Our management, with the participation of the CEO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officer, and their ages as of January 1, 2010, are set forth below:

Name	Age	Position with Liberty Acquisition Holdings Corp.

Nicolas Berggruen	48	President, Chief Executive Officer and Director
Martin E. Franklin	45	Chairman of the Board
James N. Hauslein	50	Director
Nathan Gantcher	69	Director
Paul B. Guenther	69	Director
Each of the directors will stand for reelection at the 2010 annual meetings of our stockholders and until his successor has been duly elected and qualified, or until such director’s earlier death, resignation or removal.
Nicolas Berggruen has been our president, chief executive officer and a member of our Board of Directors since our inception in June 2007. Mr. Berggruen founded what became Berggruen Holdings, Inc. in 1984 to act as investment advisor to a Berggruen family trust that has made over 50 control and non-control direct investments in operating businesses since 1984. Mr. Berggruen has served as the president of Berggruen Holdings, Inc. since its inception. In 1984 he also co-founded Alpha Investment Management, a multi-billion dollar hedge fund management company that was sold to Safra Bank in 2004. Mr. Berggruen also served on the Board of Directors of Liberty Acquisition Holdings (International) Company, another blank check company, from January 2008 until the consummation of the Pearl Group Acquisition in September 2009. Mr. Berggruen obtained his B.S. in finance and international business from New York University.
Martin E. Franklin has been the chairman of our Board of Directors since our inception in June 2007. Mr. Franklin has served as chairman and chief executive officer of Jarden Corporation, a broad-based consumer products company, since 2001. Prior to joining Jarden Corporation, Mr. Franklin served as chairman and a director of Bollé, Inc. from 1997 to 2000, chairman of Lumen Technologies from 1996 to 1998, and as chairman and chief executive officer of its predecessor, Benson Eyecare Corporation from 1992 to 1996. Mr. Franklin also serves on the Board of Directors of GLG Partners, Inc., Kenneth Cole Productions, Inc. and served as chairman of Liberty Acquisition Holdings (International) Company, another blank check company, from January 2008 until the consummation of the Pearl Group Acquisition in September 2009. Mr. Franklin also serves as a director and trustee of a number of private companies and charitable institutions.
James N. Hauslein has been a member of our Board of Directors since July 2007. Mr. Hauslein has also served as President of Hauslein & Company, Inc., a private equity firm, since May 1991. From July 1991 until April 2001, Mr. Hauslein served as Chairman of the Board of Sunglass Hut International, Inc., the world’s largest specialty retailer of non-prescription sunglasses. Mr. Hauslein also served as Sunglass Hut’s Chief Executive Officer from May 1997 to February 1998 and again from January 2001 to May 2001. Mr. Hauslein is currently a member of the Board of Directors of GLG Partners, Inc. (NYSE: GLG) and Elephant Capital PLC (AIM: ECAP). In addition, Mr. Hauslein is Chairman, CEO and Director of Atlas Acquisition Holdings Corp. (NYSE Amex: AGX), another blank check company. Mr. Hauslein serves on several philanthropic boards and foundations and is a member of several Alumni Advisory Boards at Cornell University. Mr. Hauslein received his M.B.A., with Distinction, from Cornell University’s Johnson Graduate School of Management and his B.S. in chemical engineering from Cornell University.
Nathan Gantcher has been a member of our Board of Directors since August 2007. Mr. Gantcher has also served as a Managing Member of EXOP Capital LLC, a private investment firm, since 2005. From 2002 to 2004, he served as Co-Chairman and CEO of Alpha Investment Management LLC until it was sold to Safra National Bank. From 1997 to 2002, Mr. Gantcher served as the Vice Chairman of CIBC World Markets Corporation, the U.S. Section broker/dealer of Canadian Imperial Bank of Commerce (CIBC). CIBC acquired Oppenheimer & Company in November 1997. Mr. Gantcher had been with Oppenheimer since 1968 and served as its President and Co-Chief Executive Officer from 1983 until the firm was acquired in 1997. In 2003, Mr. Gantcher retired from the Board of Trustees of Tufts University where he had been a member since 1983 and Chairman for the prior eight years. He is also a member of the Board of Overseers at Columbia Business School. He is a director of Mack-Cali Realty Corporation, a real estate investment trust, and Liquidnet Holdings, an electronic marketplace for institutional investors. Mr. Gantcher received his M.B.A. from Columbia University and his B.A. in economics and biology from Tufts University.

Paul B. Guenther has been a member of our Board of Directors since August 2007. Mr. Guenther has served as President of PaineWebber Group, Inc. from January 1994 until his retirement in April 1995. Mr. Guenther served as President of PaineWebber Incorporated from December 1988 until January 1994. Mr. Guenther also currently chairs the Investment Committee of the Board of Directors of The Guardian Life Insurance Company, is the Chairman of Community & Southern Holding, Inc., a regional bank located in Georgia, and is a member of the Board of Directors of RS Investments, an investment management firm. Mr. Guenther serves on several philanthropic boards and is a member of several charitable organizations. Mr. Guenther received his M.B.A. from Columbia Graduate School of Business and his B.S. in economics from Fordham University.
Board Committees
Our Board of Directors has formed an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee is comprised of three directors. Each committee has a written charter which is available at our internet website (www.libertyacquisitionholdings.com) and will be provided in print to any stockholder who submits a request in writing to Liberty Acquisition Holdings Corp., Investor Relations, 1144 Avenue of the Americas, 41st Floor, New York, New York 10036.
Audit Committee. Our Audit Committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the financial literacy and experience requirements of the NYSE Amex listing standards and the rules of the SEC such that each member is an “audit committee financial expert.” The responsibilities of our Audit Committee include:
•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing our independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing our independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with our independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of our independent registered public accounting firm and our reporting policies and practices, and reporting recommendations to our full Board of Directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and, if applicable, the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement; and

•	reviewing and approving all expense reimbursements made to our officers and directors, provided that any expense reimbursements payable to members of our Audit Committee will be reviewed and approved by our Board of Directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee. Our Compensation Committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in the rules of the NYSE Amex. The functions of our Compensation Committee include:
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
Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther, all of whom have been determined to be “independent” as defined in the rules of the NYSE Amex. The functions of our Corporate Governance and Nominating Committee include:
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
Corporate Governance Guidelines and Documents
We have adopted a code of ethics that applies to our directors. A copy of our code of ethics is available at our internet website (www.libertyacquisitionholdings.com) and will be provided in print to any stockholder who submits a request in writing to Liberty Acquisition Holdings Corp., Investor Relations, 1144 Avenue of the Americas, 41st Floor, New York, New York 10036 or by telephone at (212) 380-2230. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
None of our executive officers, directors or senior advisors has received any cash compensation for services rendered. Additionally, we have not entered into employment agreements with any of our executive officers, directors or senior advisors. In August 2007, each of our independent directors purchased 110,400 units (after giving effect to the 1 for 5 unit dividend) for a purchase price of $106.66. However, none of them serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid was fair market value at the time, we do not consider the value of the units at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation.
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
Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been, is or will be paid to Mr. Berggruen, our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and the sponsors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors (which includes persons who may seek reimbursement) or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.
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
Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.
Other than the securities described above and in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, neither our officers nor our directors has received any of our equity securities.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K, as filed with the SEC.

By	the Compensation Committee,
James N. Hauslein
Nathan Gantcher Paul B. Guenther

Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of February 19, 2010, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	Mr. Berggruen and each of our other directors; and

•	Mr. Berggruen and all our other directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of (i) the founders’ warrants, the sponsors’ warrants or the co-investment warrants, as none of these warrants are exercisable within 60 days of February 19, 2010, (ii) the warrants underlying the units issued in connection with our initial public offering, as these warrants are not exercisable until the consummation of a business combination or (iii) our co-investment common stock, as the co-investment will not occur until immediately prior to the consummation of a business combination. None of the shares of common stock owned by Mr. Berggruen or any of our directors have been pledged as security.
We have based our calculation of the percentage of beneficial ownership on 129,375,000 shares of common stock outstanding on the date hereof.

		Approximate Percentage
	Number of Shares	of Outstanding
	of Common Stock	Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned

Berggruen Acquisition Holdings Ltd. (2)	12,771,900	9.9	%(5)
Marlin Equities II, LLC	12,771,900	9.9	(5)
Nicolas Berggruen (2)	12,771,900	9.9	(5)
Martin E. Franklin (3)	12,771,900	9.9	(5)
Integrated Core Strategies (US) LLC (4)	7,950,266	6.1
James N. Hauslein	110,400	*
Nathan Gantcher	110,400	*
Paul B. Guenther	110,400	*
All directors and executive officer as a group (5 individuals)	25,875,000	20%

*	Less than 1%

(1)	The business address of Marlin Equities and Mr. Franklin is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580. The business address of Berggruen Holdings, Mr. Berggruen and each of the other individuals is c/o Liberty Acquisition Holdings Corp., 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. The business address of Integrated Core Strategies (US) LLC is 666 Fifth Avenue, New York, New York 10103.

(2)	Our sponsor Berggruen Acquisition Holdings Ltd, a British Virgin Islands business company, is the direct subsidiary of Berggruen Holdings North America Ltd., a British Virgin Islands business company, or BHNA. BHNA is the managing and majority shareholder of Berggruen Acquisition Holdings II Ltd and a direct, wholly-owned subsidiary of Berggruen Holdings Ltd, a British Virgin Islands business company. All of the shares of Berggruen Holdings Ltd are owned by Tarragona Trust, a British Virgin Islands trust. The trustee of Tarragona Trust is Maitland Trustees Limited, a British Virgin Islands corporation acting as an institutional trustee in the ordinary course of business without the purpose or effect of changing or influencing control of us. Mr. Berggruen is a director of Berggruen Holdings Ltd and may be considered to have beneficial ownership of Berggruen Holdings’ interests in us. Mr. Berggruen disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)	Mr. Franklin is the majority owner and managing member of Marlin Equities and may be considered to have beneficial ownership of Marlin Equities’ interests in us. Mr. Franklin disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(4)	Based on a Schedule 13G/A filed on January 15, 2010 with the SEC jointly by Integrated Core Strategies (US) LLC (“Integrated”), Millenco LLC, Millennium Management LLC (“Millennium”) and Israel A. Englander (“Englander”). The Schedule 13G/A indicates Millennium is the general partner of Integrated Holding Group LP, a Delaware limited partnership (“Integrated Holding Group”), which is the managing member of Integrated. Englander is the managing member of Millennium. Millennium and Englander disclaim beneficial ownership of the securities owned by Integrated. The Schedule 13G/A further indicates that (i) Integrated has shared voting and dispositive power with respect to 7,950,266 shares and (ii) Millennium and Englander have shared voting and dispositive power with respect to 7,950,266 shares.

(5)	Upon consummation of the co-investment, each of Berggruen Holdings and Marlin Equities and Messrs. Berggruen and Franklin will beneficially own 23.8% of our outstanding shares. All of the shares of our common stock that Mr. Berggruen and Mr. Franklin will be deemed to beneficially own and control will be owned indirectly through their respective affiliates. Neither Mr. Berggruen nor Mr. Franklin directly owns or controls any of our shares of common stock.
In connection with the vote required for our initial business combination, each of our founders has agreed to vote the shares of common stock acquired by it before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Each of our founders has also agreed to vote any shares acquired by it in or after our initial public offering in favor of our initial business combination. Therefore, with respect to all shares acquired in or after our initial public offering, it must vote such shares in favor of the proposed business combination and has, as a result, waived the right to exercise redemption rights for those shares in the event that our initial business combination is approved by a majority of our public stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
We have no compensation plans under which equity securities are authorized for issuance.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Other than the transactions described under the heading “Executive Compensation” set forth in Part III, Item 11 of this report (or with respect to which such information is omitted in accordance with SEC regulations) and the transactions described below, since inception there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Unless specifically delegated by our board of directors to the Compensation Committee, our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving, any contracts or other transactions with any of our current or former executive officers.
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
On August 9, 2007, Marlin Equities agreed to invest $30.0 million in us in the form of co-investment units at a price of $10.00 per unit (after giving effect to our unit dividend). Marlin Equities is obligated to purchase such co-investment units from us immediately prior to the consummation of a business combination.
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
Berggruen Holdings has agreed to make certain of its investment professionals available at no cost to us to actively source an acquisition for us. Each of these investment professionals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity.
Director Independence
Our Board of Directors has determined that each of Mr. Hauslein, Mr. Gantcher and Mr. Guenther are “independent directors” as such term is defined in Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex.
ITEM 14. Principal Accounting Fees and Services
During fiscal years 2009 and 2008, the firm of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) served as our independent registered certified public accounting firm. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
We were billed an aggregate of $81,000 for professional services rendered by Rothstein Kass for the year ended December 31, 2009 for (a) the annual audit of our financial statements for such year, (b) review of financial statements included in our SEC filings, and (c) assistance with establishing our internal control over financial reporting. We were billed an aggregate of $77,500 for professional services rendered by Rothstein Kass for the year ended December 31, 2008 for (a) the annual audit of our financial statements for such year, (b) review of financial statements included in our SEC filings, and (c) assistance with establishing our internal control over financial reporting.
Audit-Related Fees
We did not receive audit-related services that are not reported as Audit Fees for the fiscal years ended December 31, 2009 or December 31, 2008.
Tax Fees
We were billed an aggregate of $8,500 and $16,650 for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 or December 31, 2008, respectively, which included assistance with the preparation of our tax returns and estimations of quarterly tax payments.

All Other Fees
We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the fiscal years ended December 31, 2009 or December 31, 2008.
Pre-Approval Policy
The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.
All services of Rothstein Kass for the fiscal year ended December 31, 2009, described above, were pre-approved by the Audit Committee.
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

February 24, 2010	LIBERTY ACQUISITION HOLDINGS CORP.
	By:	/s/ Nicolas Berggruen
Nicolas Berggruen
		Title:	President and Chief Executive Officer
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

Signature	Title	Date

/s/ Nicolas Berggruen Nicolas Berggruen	President, Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	February 24, 2010

/s/ Martin E. Franklin Martin E. Franklin	Director	February 24, 2010

/s/ James N. Hauslein James N. Hauslein	Director	February 24, 2010

/s/ Paul B. Guenther Paul B. Guenther	Director	February 24, 2010

/s/ Nathan Gantcher Nathan Gantcher	Director	February 24, 2010

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement(5)

3.1	Corrected Second Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)

10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)

10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)

10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)

10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)

10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)

10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)

10.17	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)

Exhibit
Number		Description

10.18		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)

10.19		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.20		Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)

10.21		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

14.1		Form of Code of Ethics (2)

24.1		Power of Attorney (included in the signature page to this report)

31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Form of Charter of Audit Committee (2)

99.2		Form of Charter of Governance and Nominating Committee (2)

99.3		Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Amendment to Registration Statement on Form S-1 (File No. 333-145559) with the SEC on November 9, 2007.