Form 10-Q
period 2010-03-31
Liberty Acquisition Holdings Corp.
filed 2010-05-10
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of March 31, 2010 was 129,375,000.

i

Forward-Looking Statements
This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses, including our proposed business combination with Promotora de Informaciones, S.A. (“Prisa”);
•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;
•	potential inability to obtain additional financing to complete a business combination;
•	limited pool of prospective target businesses;
•	potential change in control if we acquire one or more target businesses for stock;
•	public securities limited liquidity and trading;
•	inability to have our securities listed on the NYSE Amex LLC following a business combination or the delisting of our securities from the NYSE Amex LLC;
•	use of proceeds not in trust or available to us from interest income on our trust account balance; or
•	financial performance.
The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II — Other Information, “Item 1A. Risk Factors” and elsewhere in this report and in our annual report on Form 10-K for the Year ended December 31, 2009, and those described in our future reports filed with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
References in this report to “we,” “us”, “Liberty” or “our company” refer to Liberty Acquisition Holdings Corp. References to our “founders” refer, collectively, to our sponsors and each of our independent directors. References to “public stockholders” refer to purchasers of our securities in our initial public offering and subsequent purchasers in the secondary market. To the extent our founders purchased common stock in our initial public offering or thereafter in the open market they would be “public stockholders” for liquidation and dissolution purposes, but will vote all such shares in favor of our initial business combination and therefore would not be eligible to seek redemption in connection with a vote on a business combination.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$7,891,604	$8,941,801
Income tax receivable	697,150	—
Prepaid income taxes	—	550,576
Other prepaid expenses	224,333	101,635

Total current assets	8,813,087	9,594,012

Other assets
Deferred taxes	627,000	492,000
Cash and cash equivalents held in Trust Account	1,022,077,914	1,022,041,138

Total assets	$1,031,518,001	$1,032,127,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$4,800,000	$2,027
Franchise taxes payable	—	31,574

Total current liabilities	4,800,000	33,601

Long-term liabilities
Deferred underwriters’ fee	27,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.82 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	2,222,215	2,205,468

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	686,812,963	686,812,963
Earnings accumulated during the development stage	5,331,395	10,723,690

Total stockholders’ equity	692,157,296	697,549,591

Total liabilities and stockholders’ equity	$1,031,518,001	$1,032,127,150

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
	For the Three	For the Three	June 27, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Revenue	$—	$—	$—
Formation and operating costs	956,841	371,582	5,317,665
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Business combination fees and expenses	4,800,000	—	4,800,000

Loss from operations	(5,756,841)	(371,582)	(12,577,665)
Interest income	86,293	2,066,868	32,406,351

Income (loss) before provision for income taxes	(5,670,548)	1,695,286	19,828,686
Income tax benefit (expense)	295,000	(760,699)	(12,275,076)

Net income (loss) applicable to common stockholders	$(5,375,548)	$934,587	$7,553,610

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,049,999	31,049,999	25,849,355

Income per common share subject to possible redemption, basic and diluted	$0.00	$0.01	$0.09

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,000	98,325,000	86,190,164

Income (loss) per common share not subject to possible redemption, basic	$(0.05)	$0.01	$0.06

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	98,325,000	121,034,000	107,753,587

Income (loss) per common share not subject to possible redemption, diluted	$(0.05)	$0.00	$0.05

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)

Warrants modification charge	—	—	2,460,000	—	2,460,000

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $818,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $521,000	—	—	—	(637,168)	(637,168)
Net income	—	—	—	560,915	560,915

Balances, at December 31, 2009	129,375,000	$12,938	$686,812,963	$10,723,690	$697,549,591

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $56,000 (unaudited)	—	—	—	(16,747)	(16,747)
Net loss (unaudited)	—	—	—	(5,375,548)	(5,375,548)

Balances, at March 31, 2010 (unaudited)	129,375,000	$12,938	$686,812,963	$5,331,395	$692,157,296

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Three	For the Three	June 27, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash flows from operating activities
Net income (loss)	$(5,375,548)	$934,587	$7,553,610
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Deferred tax benefit	(135,000)	(150,000)	(627,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Income tax receivable	(697,150)	—	(697,150)
Prepaid expenses	(122,698)	26,875	(224,333)
Prepaid income taxes	550,576	3,605	—
Income taxes payable	—	120,964	—
Franchise taxes payable	(31,574)	(55,786)	—
Accrued expenses	4,797,973	163,548	4,800,000

Net cash provided by (used in) operating activities	(1,013,421)	1,043,793	13,265,127

Cash flows from investing activities
Principal deposited in Trust Account	—	—	(1,017,502,500)
Interest reinvested in Trust Account	(84,826)	(2,045,056)	(32,269,529)
Redemptions from the Trust Account	48,050	883,167	27,694,115

Net cash used in investing activities	(36,776)	(1,161,889)	(1,022,077,914)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	—	(250,000)
Proceeds from note payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	—	(30,320,609)

Net cash provided by financing activities	—	—	1,016,704,391

Net increase (decrease) in cash	(1,050,197)	(118,096)	7,891,604

Cash, beginning of the period	8,941,801	9,689,737	—

Cash, end of the period	$7,891,604	$9,571,641	$7,891,604

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fee	$—	$—	$27,427,500

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$786,131	$13,599,266

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow Trust Account (“Trust Account”) from the proceeds derived from the offering. For the three months ended March 31, 2010, the Company earned approximately $0.1 million of interest income on the Trust Account. The Company has selected December 31st as its fiscal year end.
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and for the period from June 27, 2007 (date of inception) to March 31, 2010. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2009, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2009 filed with the SEC.
The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
For the three months ended March 31, 2010 and 2009 and for the period from June 27, 2007 (inception) to March 31, 2010, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 22,709,000 and 21,563,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock for the three months ended March 31, 2009 and the period from inception to March 31, 2010, respectively. For the three months ended March 31, 2010, 26,739,000 of potentially diluted shares were not included in the computation of diluted net loss per share because to do so would be anti-dilutive. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
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
Redeemable common stock:
The Company accounts for redeemable common stock in accordance with Classification and Measurement of Redeemable Securities, which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,049,999) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by June 12, 2010, or December 12, 2010 if certain extension criteria have been satisfied, the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Recently issued accounting pronouncements:
In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 referenced, and all subsequent public filings will reference, the Codification as the sole source of authoritative literature.
In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections, effective as of July 1, 2009. The adoption of ASU 2009-02 will not have a material impact on the Company’s condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s condensed interim financial statements.
In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s condensed interim financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update is effective for financial statements issued for interim and annual periods ending after August 26, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s condensed interim financial statements.
In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This ASU corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on the Company’s condensed interim financial statements.
In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on the Company’s condensed interim financial statements.
In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on the Company’s condensed interim financial statements.
In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This update is effective for financial statements issued for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 will not have material impact on the Company’s condensed interim financial statements.

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
The Company presently occupies office space provided by Berggruen Holdings, Inc., an affiliate of Berggruen Acquisition Holdings Ltd (“Berggruen Holdings”) and the Company’s Chief Executive Officer. Upon the consummation of the Offering, the Company agreed to pay Berggruen Holdings a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of the Company’s consummation of a Business Combination or its liquidation. Upon consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
Each of Berggruen Holdings and Marlin Equities II, LLC (“Marlin Equities” and, together with Berggruen Holdings, the “Sponsors”) have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the Common Stock issuable upon the exercise of the warrants is not current or if the Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.

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
NOTE E—INCOME TAXES
The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. Components of the provision for income taxes are as follows:

	For the Three	For the Three	Period from June 27, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Current
Federal	$(160,000)	$600,341	$8,552,342
State	—	131,091	1,843,357
City	—	179,267	2,506,377

Total current	$(160,000)	$910,699	$12,902,076
Deferred
Federal	$(135,000)	$(93,000)	$(627,000)
State	(17,000)	(24,000)	(80,000)
City	(23,000)	(33,000)	(107,000)

Valuation allowance	40,000	—	187,000

Total deferred	$(135,000)	$(150,000)	$(627,000)

Provision of income tax	$(295,000)	$760,699	$12,275,076

For the three month period ended March 31, 2010, the effective income tax rate differs from the federal statutory rate of 34% due to the effect of the non-deductibility of the Business Combination fees and expenses. For the three month period ended March 31, 2009, the effective income tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes. For the period from June 27, 2007 (inception) to March 31, 2010, the effective income tax rate differs from the federal statutory rate principally due to state and city income taxes and the non-deductibility of the warrant modification charge and the Business Combination fees and expenses.
Deferred taxes for the March 31, 2010 and the December 31, 2009 condensed balance sheets were primarily composed of the tax effect of the deferral of start-up costs for tax purposes.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F—COMMITMENTS
The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. Under the underwriting agreement, the Company is required to pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination.
NOTE G—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2010, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
The Company complies with Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of March 31, 2010

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,022,077,914	$1,022,077,914	$—	$—

Total	$1,022,077,914	$1,022,077,914	$—	$—

Financial Assets at Fair Value as of December 31, 2009

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust	$1,022,041,138	$1,022,041,138	$—	$—

Total	$1,022,041,138	$1,022,041,138	$—	$—

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
NOTE I—BUSINESS COMBINATION AGREEMENT
On March 5, 2010, the Company and Promotora de Informaciones, S.A. (“Prisa”) entered into a business combination agreement (as subsequently amended, the “Business Combination Agreement”) regarding a proposed business combination (the “Proposed Business Combination”), pursuant to which the Company would become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of the Company would become the holders of approximately 58.2% of the outstanding shares of capital stock of Prisa on a fully-diluted basis, assuming (i) no redemptions of shares of the Company’s common stock and (ii) no shares of Prisa Class A ordinary shares are sold in a rights offer to Prisa’s existing shareholders to be conducted by Prisa prior to the consummation of the Proposed Business Combination (the “Rights Offering”). At the closing of the Proposed Business Combination, the Company’s stockholders and warrantholders would own approximately 41.8% of the outstanding ordinary shares of Prisa, without giving effect to the potential conversion of the Class B convertible non-voting shares of Prisa, subject to the same assumptions described in the previous sentence. The shares of capital stock of Prisa to be issued to the Company’s stockholders and warrantholders will be represented by American Depositary Shares which are expected to be listed for trading on the New York Stock Exchange. Consummation of the Proposed Business Combination is subject to the satisfaction of a number of conditions, including the approval of the shareholders of the Company and Prisa.
Pursuant to the Business Combination Agreement, the Company has formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, the Company will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty Virginia surviving the merger and the stockholders and warrantholders of the Company becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and the Spanish Corporation Law of 1989, as amended, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.
As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia common stock and each share of Liberty Virginia common stock (other than shares held by stockholders of the Company who have validly exercised their redemption rights) will be exchanged for the right to receive 1.173388 newly created Prisa Class A ordinary shares and 0.563056 newly created Prisa Class B convertible non-voting shares (collectively, the “Share Consideration”). The Share Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The rights of the Class A ordinary shares and Class B convertible non-voting shares of Prisa are contained in the proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
In connection with, and as a condition to the consummation of, the Proposed Business Combination, the Company is proposing to amend (the “Warrant Amendment”) the terms of the Second Amended and Restated Warrant Agreement, dated as of December 6, 2007, between the Company and Continental Stock Transfer & Trust Company (as Warrant Agent). The proposed Warrant Amendment provides that, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, each Company warrant outstanding immediately prior to the effective time of the share exchange described above will, automatically and without any action by the warrantholder, at the effective time of the share exchange, be exchanged by Prisa and transferred by such holder to Prisa for consideration (collectively, the “Warrant Consideration”) consisting of:
•	cash in the amount of $1.043195 per outstanding warrant to be delivered by Liberty Virginia, for a total of approximately $80 million in cash for all warrants; and

•
Prisa American Depositary Shares representing 0.115327 newly issued Prisa Class A ordinary shares per outstanding warrant and 0.055340 newly issued Prisa Class B convertible non-voting shares per outstanding warrant.

The Business Combination Agreement provides that in no event will Prisa be required to issue any portion of the Share Consideration and Warrant Consideration if the issuance would cause Prisa’s existing controlling shareholder group to hold, directly or indirectly, less than 30% of Prisa’s Class A ordinary shares on a fully diluted basis, after giving pro forma effect to the various share issuances and redemptions contemplated in connection with the Proposed Business Combination. Not later than the tenth business day prior to the record date for the Liberty special meeting of stockholders to consider the Proposed Business Combination, the Company and Prisa will agree upon a mechanism to ensure that the foregoing 30% threshold will be satisfied, applying the principle that such mechanism will not reduce the value of the per share consideration below $11.26 or the per warrant consideration below $2.15 (in each case, assuming a value per Prisa Class B convertible non-voting share of €7.331378, a value per Prisa ordinary share of €3.518 and a dollar to euro exchange rate of 1.364).
The transaction contemplated by the Business Combination Agreement will be accounted for as an “acquisition” by Prisa of the Company, and the accounting of the business combination transaction will be similar to that of a capital infusion, as the only significant pre-combination assets of the Company consist of cash and cash equivalents. No intangible assets or goodwill will be recognized by Prisa as a result of the transaction; accordingly, Prisa will record the equity issued in exchange for Liberty securities based on the value of the assets and liabilities received as of the closing date of the Proposed Business Combination.
On May 7, 2010, the Company entered into a Securities Surrender Agreement with the Sponsors, pursuant to which the Sponsors agreed to sell to the Company, and the Company agreed to purchase from the Sponsors, an aggregate of 3,000,000 shares of Common Stock for a total purchase price of $300 immediately prior to the Reincorporation Merger. The obligation of the Sponsors to sell such shares of Common Stock expires if the Business Combination Agreement is terminated for any reason.
As a result of the Sponsors’ agreement to sell a portion of their shares of Common Stock to the Company, the Company’s underwriters of the Offering have agreed, pursuant to a letter agreement dated May 7, 2010, to reduce the deferred portion of their underwriters’ discount by $3.0 million, to approximately $24.4 million.
NOTE J—SUBSEQUENT EVENTS
The Company has evaluated subsequent events through May 10, 2010, the date of issuance of these financial statements, as required by ASC 855, Subsequent Events.

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
Net loss for the three months ended March 31, 2010 was approximately $5.4 million, which consisted of approximately $0.1 million in interest income offset by approximately $1.0 million in formation and administrative expenses and $4.8 million of Business Combination fees and expenses, less approximately $0.3 million for income taxes. Net income for the three months ended March 31, 2009 was approximately $0.9 million, which consisted of approximately $2.1 million in interest income offset by approximately $0.4 million in formation and operating expenses and approximately $0.8 million for taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock-based compensation” and Note D — “Related Party Transactions.” The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
Proposed Business Combination with Prisa
On March 5, 2010, we entered into a business combination agreement with Prisa (as subsequently amended, the “Business Combination Agreement”) regarding a proposed business combination (the “Proposed Business Combination”), pursuant to which we would become a wholly-owned subsidiary of Prisa and our stockholders and warrantholders would become the holders of approximately 58.2% of the outstanding shares of capital stock of Prisa on a fully-diluted basis, assuming (i) no redemptions of shares of our common stock and (ii) no shares of Prisa Class A ordinary shares are sold in a rights offer to Prisa’s existing shareholders to be conducted by Prisa prior to the consummation of the Proposed Business Combination (the “Rights Offering”). At the closing of the Proposed Business Combination, our stockholders and warrantholders would own approximately 41.8% of the outstanding ordinary shares of Prisa, without giving effect to the potential conversion of the Class B convertible non-voting shares of Prisa, subject to the same assumptions described in the previous sentence. The shares of capital stock of Prisa to be issued to our stockholders and warrantholders will be represented by American Depositary Shares which are expected to be listed for trading on the New York Stock Exchange. Consummation of the Proposed Business Combination is subject to the satisfaction of a number of conditions, including the approval of the shareholders of Liberty and Prisa.
Pursuant to the Business Combination Agreement, we have formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, we will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty Virginia surviving the merger and our stockholders and warrantholders becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and the Spanish Corporation Law of 1989, as amended, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.

As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia common stock and each share of Liberty Virginia common stock (other than shares held by stockholders of Liberty who have validly exercised their redemption rights) will be exchanged for the right to receive 1.173388 newly created Prisa Class A ordinary shares and 0.563056 newly created Prisa Class B convertible non-voting shares (collectively, the “Share Consideration”). The Share Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The rights of the Class A ordinary shares and Class B convertible non-voting shares of Prisa are contained in the proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination.
In connection with, and as a condition to the consummation of, the Proposed Business Combination, we are proposing to amend (the “Warrant Amendment”) the terms of the Second Amended and Restated Warrant Agreement, dated as of December 6, 2007, between us and Continental Stock Transfer & Trust Company (as Warrant Agent). The proposed Warrant Amendment provides that, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, each Liberty warrant outstanding immediately prior to the effective time of the share exchange described above will, automatically and without any action by the warrantholder, at the effective time of the share exchange, be exchanged by Prisa and transferred by such holder to Prisa for consideration (collectively, the “Warrant Consideration”) consisting of:
•	cash in the amount of $1.043195 per outstanding warrant to be delivered by Liberty Virginia, for a total of approximately $80 million in cash for all warrants; and

•
Prisa American Depositary Shares representing 0.115327 newly issued Prisa Class A ordinary shares per outstanding warrant and 0.055340 newly issued Prisa Class B convertible non-voting shares per outstanding warrant.

The Business Combination Agreement provides that in no event will Prisa be required to issue any portion of the Share Consideration and Warrant Consideration if the issuance would cause Prisa’s existing controlling shareholder group to hold, directly or indirectly, less than 30% of Prisa’s Class A ordinary shares on a fully diluted basis, after giving pro forma effect to the various share issuances and redemptions contemplated in connection with the Proposed Business Combination. Not later than the tenth business day prior to the record date for the Liberty special meeting of stockholders to consider the Proposed Business Combination, we and Prisa will agree upon a mechanism to ensure that the foregoing 30% threshold will be satisfied, applying the principle that such mechanism will not reduce the value of the per share consideration below $11.26 or the per warrant consideration below $2.15 (in each case, assuming a value per Prisa Class B convertible non-voting share of €7.331378, a value per Prisa ordinary share of €3.518 and a dollar to euro exchange rate of 1.364).
On May 7, 2010, we entered into a Securities Surrender Agreement with the Sponsors (the “Sponsor Surrender Agreement”), pursuant to which the Sponsors agreed to sell to us, and we agreed to purchase from the Sponsors, an aggregate of 3,000,000 shares of our common stock for a total purchase price of $300 immediately prior to the Reincorporation Merger. The obligation of the Sponsors to sell such Liberty shares expires if the Business Combination Agreement is terminated for any reason.
As a result of the Sponsors’ agreement to sell a portion of their shares of our common stock to us, the underwriters of our initial public offering have agreed, pursuant to a letter agreement dated May 7, 2010, to reduce the deferred portion of their underwriters’ discount by $3.0 million, to approximately $24.4 million.
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
As of March 31, 2010, we had cash outside of the Trust Account of approximately $7.9 million, cash held in the Trust Account of approximately $1,022 million and total liabilities of approximately $339.4 million (which includes approximately $307.1 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial Business Combination is not consummated during that time. Of the funds held outside of the Trust Account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; and office space, administrative services and secretarial support prior to consummating a Business Combination.
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
As of March 31, 2010, the underlying assets of our Trust Account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Western Asset Institutional Government Money Market Fund (the “Western Asset Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of each Fund:
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

As of March 31, 2010, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the Trust Account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the Trust Account.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2010, the balance of the Trust Account was approximately $1,022 million. The proceeds held in trust are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of March 31, 2010, the effective annualized interest rate payable on our investment was approximately 0.02% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of March 31, 2010, a 0.02% decrease in the yield on our investment as of March 31, 2010 would result in a decrease of approximately $0.05 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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
As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended March 31, 2010 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.
None.

ITEM 1A.	Risk Factors
Other than the additional risk factors set forth below, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Risks Related to the Proposed Business Combination with Prisa
Liberty’s current directors either directly or beneficially own shares of Liberty common stock and warrants and have other interests in the Proposed Business Combination that are different from, or in addition to, yours. If the Proposed Business Combination is not approved, the securities held by them will likely become worthless.
Liberty’s sponsors, Berggruen Holdings and Marlin Equities, have agreed to act together for the purpose of acquiring, holding, voting or disposing of Liberty shares of common stock and are deemed to be a “group” for reporting purposes under the Exchange Act. As of the date of this report, Liberty’s sponsors and their affiliates beneficially own, in the aggregate, approximately 20% of the issued and outstanding shares of Liberty common stock. Mr. Berggruen is deemed to beneficially own 9.9% of the issued and outstanding shares of common stock, and Mr. Franklin is deemed to beneficially own 9.9% of the issued and outstanding shares of common stock. All of the shares of Liberty common stock that they are deemed to beneficially own and control are owned indirectly through their respective affiliates.
In addition, Liberty’s founders beneficially own warrants to purchase 24,937,500 shares of Liberty common stock, or approximately 32.5% of the total outstanding warrants. Of these warrants, 12,937,500 were purchased by Liberty’s founders as part of the founders’ units in a private placement for an aggregate purchase price of $25,000 for such founders’ units, and 12,000,000 were purchased by Liberty’s sponsors for $12.0 million immediately prior to the consummation of Liberty’s IPO. In light of the amount of consideration paid, and, notwithstanding that, pursuant to the Sponsor Surrender Agreement, the sponsors will be required to sell a total of 3.0 million of their shares of Liberty common stock to Liberty for nominal consideration immediately prior to the consummation of the Business Combination Agreement, the founders will likely significantly benefit from the consummation of the Proposed Business Combination, even if the Proposed Business Combination causes the market price of Liberty’s securities to significantly decline. Furthermore, the $12.0 million purchase price of the 12,000,000 sponsors’ warrants will be included in the working capital that is distributed to the Liberty public stockholders in the event of Liberty’s dissolution and liquidation. This may influence the founders’ motivation for promoting the Proposed Business Combination and/or soliciting proxies for the approval of the Proposed Business Combination and related matters. Liberty’s common stock and warrants held by the founders had an aggregate market value (without taking into account any discount that may be attributed to such securities due to their restricted nature or any exercise limitations of the founders’ warrants) of approximately $287 million based on the closing sale prices of $9.95 and $1.20, respectively, on the NYSE Amex on May 7, 2010. These securities are subject to lock-up agreements and, subject to certain exceptions, may not be sold, assigned or transferred until after Liberty consummates a business combination, and the founders have waived any rights to receive any liquidation proceeds that may be distributed upon Liberty’s liquidation in respect of shares they acquired prior to Liberty’s IPO. Therefore, if either the warrant amendment proposal is not approved by the Liberty warrantholders or the business combination proposal is not approved by the Liberty stockholders, and Liberty is required to commence proceedings to dissolve and liquidate, the shares and warrants held directly or beneficially by the founders will be worthless.

In addition, in considering the recommendation of Liberty’s board of directors that Liberty’s stockholders and warrantholders vote in favor of the Proposed Business Combination and the Warrant Amendment, Liberty’s stockholders and warrantholders should also be aware that (i) it is currently anticipated that Messrs. Berggruen and Franklin, each of whom is a current member of Liberty’s board of directors, will each be a director of Prisa following the Proposed Business Combination and will be compensated for such service in the same manner as the other directors of Prisa, and (ii) if the business combination proposal is not approved and Liberty has not completed an alternative business combination by December 12, 2010, the shares of common stock and warrants held by Liberty’s directors will be worthless because Liberty’s directors are not entitled to receive any of the net proceeds of Liberty’s IPO that may be distributed upon liquidation of Liberty.
In addition, if Liberty dissolves and liquidates prior to the consummation of a business combination, Messrs. Berggruen and Franklin, pursuant to certain written agreements executed in connection with Liberty’s IPO, will be personally liable for any successful claims made by various vendors of Liberty for services rendered or products sold to Liberty and by potential target businesses who entered into written agreements, such as a letter of intent or confidentiality agreement, with Liberty and who did not waive all of their rights to make claims against the proceeds in the trust account.
Liberty’s directors will not receive reimbursement for any out-of-pocket expenses incurred by them on Liberty’s behalf incident to identifying, investigating and consummating a business combination to the extent such expenses exceed the amount not required to be retained in the trust account, unless a business combination is consummated. Liberty’s directors have, as part of the Proposed Business Combination, negotiated the repayment of some or all of any such expenses, insofar as the Business Combination Agreement permits up to $47 million of funds in the trust account to be applied to deferred underwriting fees and commissions and Liberty’s transaction expenses.
These personal and financial interests of the directors may have influenced their decision as members of the board of directors to approve and adopt the Business Combination Agreement and the Warrant Amendment. Additionally, the exercise of the directors’ discretion in agreeing to changes or waivers in the terms of the Business Combination Agreement or the Warrant Amendment prior to the vote by the stockholders or warrantholders, as applicable, may result in a conflict of interest when determining whether such changes or waivers are appropriate and in the stockholders’ or warrantholders’, as applicable, best interest.
Because the market price of Prisa ordinary shares will fluctuate and because there is currently no trading market for the Prisa Class B convertible non-voting shares, Liberty stockholders cannot be sure of the value of the consideration they will receive when the Proposed Business Combination is completed, and the value may be less than what you originally paid for your shares of Liberty common stock.
If the Proposed Business Combination is completed, Prisa will automatically become the holder and owner of 100% of the outstanding shares of Liberty Virginia common stock and each share of Liberty Virginia common stock for which the holder did not validly exercise redemption rights will be exchanged for the right to receive consideration consisting of (i) 1.173388 Prisa Class A ordinary shares and (ii) 0.563056 Prisa Class B convertible non-voting shares, each represented by Prisa ADSs, and cash in lieu of fractional shares. The value of Prisa ADSs may vary significantly from the closing price of Prisa ordinary shares on the date the Proposed Business Combination was announced, on the date of this quarterly report, and thereafter. Any change in the market price of Prisa ordinary shares prior to completion of the Proposed Business Combination will affect the market value of the consideration that Liberty stockholders and warrantholders will receive when the Proposed Business Combination is completed. In addition, no trading market for the Prisa Class B convertible non-voting shares currently exists and therefore Liberty stockholders cannot be sure of the price at which the shares will trade if the Proposed Business Combination is completed. Also, changes in the U.S. dollar/euro exchange rate prior to completion of the Proposed Business Combination will affect the value in U.S. dollars of the consideration that Liberty stockholders and warrantholders will receive when the Proposed Business Combination is completed. There will be no adjustment to the exchange ratios for changes in the market price of Prisa ordinary shares, Liberty common stock or the U.S. dollar/euro exchange rate. Neither Liberty nor Prisa is permitted to terminate the Business Combination Agreement or resolicit the vote of either company’s shareholders solely because of changes in the market prices of either company’s stock.
The market value of Prisa shares to be received in the Proposed Business Combination, and the U.S. dollar/euro exchange rate will also continue to fluctuate following completion of the Proposed Business Combination. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Prisa’s businesses, operations and prospects, and regulatory considerations. The market for common shares of companies in Prisa’s industry may be volatile. Many of these factors are beyond Prisa’s control. You should obtain current market quotations for Prisa ordinary shares (and the U.S. dollar/euro exchange rate) and for shares of Liberty common stock.
Therefore, the value of the Prisa ADSs you receive in the Proposed Business Combination, either upon or after the completion of the Proposed Business Combination, may be lower than what you originally paid for your corresponding shares of Liberty common stock prior to the Proposed Business Combination.
Because Prisa is a holding company and its assets are held primarily by its subsidiaries, Prisa may not be able to pay dividends on its Class B convertible non-voting shares, even if it has sufficient distributable profits on a consolidated basis to make such payments.
The Prisa Class B convertible non-voting shares to be issued in connection with the Proposed Business Combination will be entitled to receive a minimum annual dividend of 7% of the then-current stated value, but only to the extent that Prisa has sufficient “distributable profits” for the applicable year, as that term is defined by the Spanish Corporation Law. If Prisa has no distributable profits in a given year, then no dividend will be payable for such year, and if Prisa has distributable profits in a given year which are insufficient to pay the annual dividend in full, then a partial dividend will be paid for such year, up to the amount of such distributable profits (so long as there is no legal restriction against such payment). Any unpaid dividends will not accumulate from year to year.
Under the Spanish Corporation Law, the determination of whether Prisa has distributable profits does not take into account the assets or profits of any of Prisa’s subsidiaries. Prisa is a holding company with no significant operating assets other than through its ownership of shares of, or other interests in, its subsidiaries. Prisa receives substantially all of its operating income from its subsidiaries. Prisa’s subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise, to pay dividends or distribute any amounts to Prisa, or to otherwise make any funds available to Prisa, to allow Prisa to pay dividends on the Class B convertible non-voting shares. In addition, the ability of Prisa’s subsidiaries to pay dividends or make distributions to Prisa may be subject to, among other things, applicable laws and/or restrictions contained in agreements or debt instruments to which such subsidiaries are bound. In addition, third parties own substantial interests in certain of Prisa’s subsidiaries and, accordingly, Prisa must share with minority shareholders any dividends paid by these subsidiaries. Prisa had, on a non-consolidated basis, a loss in 2009 and a distributable profit of approximately €37.2 million in 2008.
Although Prisa has agreed to propose to its shareholders a resolution requiring Prisa to exercise its voting rights to cause its subsidiaries to deliver distributable profits to Prisa, there can be no assurance that the subsidiaries will be able to distribute such profits to Prisa, or that the amount of the distributable profits will be enough to allow Prisa to pay the minimum annual dividend on the Prisa Class B convertible non-voting shares. As a result, Prisa may not be able to pay all or a portion of the dividend payable on the Prisa Class B convertible non-voting shares, even if Prisa and its subsidiaries, on a consolidated basis, have profits in an amount greater than that needed to pay the minimum annual dividend.
If you fail to vote or abstain from voting on the business combination proposal, you may not exercise your redemption rights to cause the redemption of your shares of Liberty common stock for a pro rata portion of the trust account in which a substantial portion of the proceeds of Liberty’s IPO are held, including any interest earned thereon through the date that is two days prior to the date of the special meeting of Liberty stockholders.
Stockholders holding shares of Liberty common stock issued in Liberty’s IPO who vote against the business combination proposed may elect to have their shares redeemed for cash equal to a pro rata portion of the trust account in which a substantial portion of the proceeds of Liberty’s IPO are held, including any interest earned thereon through the date that is two days prior to the date of the special meeting of Liberty stockholders. Any stockholder who seeks to exercise this redemption right must, with respect to all its shares, (i) vote against the business combination proposal, (ii) give (and not subsequently withdraw) written notice to Liberty of its election to require Liberty to redeem its shares for cash by marking the appropriate box on its proxy card or delivering the required notice to Liberty at its executive offices and (iii) tender its shares of Liberty common stock in the manner provided in the definitive proxy statement for the special meeting of Liberty’s stockholders to consider the Proposed Business Combination, no later than immediately prior to the vote on the business combination proposal at the special meeting of Liberty stockholders (or any adjournment or postponement of the meeting). Any stockholder who fails to vote or who abstains from voting on the business combination proposal (including by failing to give instructions to a broker who holds the stockholder’s shares in “street name”) may not exercise his or her redemption rights and will not receive a pro rata portion of the trust account in which a substantial portion of the proceeds of Liberty’s IPO are held, including any interest earned thereon through the date that is two days prior to the date of the special meeting of Liberty stockholders.

Liberty expects to incur significant costs associated with the Proposed Business Combination, whether or not the Proposed Business Combination is completed, and if Liberty incurs costs in excess of a specified amount, Prisa will not be obligated to consummate the Proposed Business Combination.
Whether or not the Proposed Business Combination is completed, Liberty expects to incur significant costs associated with the Proposed Business Combination, including due diligence, legal, accounting and other expenses associated with structuring, negotiating and documenting the Proposed Business Combination. If the parties do not consummate the Proposed Business Combination, and if time permits Liberty to seek an alternative business combination, then the costs Liberty will have incurred with respect to its proposed business combination with Prisa will reduce the amount of cash otherwise available to complete an alternative business combination. Liberty estimates that it will incur significant transaction costs associated with the Proposed Business Combination. In addition, if the combination of deferred underwriting fees and commissions and Liberty’s transactions expenses exceed $47 million, then Liberty will have failed to comply with a closing condition contained in the Business Combination Agreement, and Prisa will not be obligated to close the Proposed Business Combination.
There are significant limitations on Liberty’s right to make damage claims against Prisa for their breach of any representations and warranties or covenants made by Prisa in the Business Combination Agreement.
Liberty does not have a right under the terms of the Business Combination Agreement to make indemnification claims after the closing of the Proposed Business Combination against Prisa under any circumstances including for a breach by Prisa of the representations and warranties made to Liberty or for a violation by Prisa of certain covenants and agreements in the Business Combination Agreement and related documents, and in any event, Liberty Virginia (Liberty’s successor) will be a wholly owned-subsidiary of Prisa after the closing.
Supermajority and other voting provisions in Prisa’s bylaws, along with the existence of a controlling shareholder group, may have the effect of discouraging potentially interested parties from seeking to acquire Prisa or otherwise influence the outcome of significant matters affecting Prisa’s shareholders.
Following the completion of the Proposed Business Combination, Prisa’s bylaws will require a 75% supermajority shareholder vote to approve bylaw amendments, increases or reductions in Prisa’s share capital, mergers and similar extraordinary transactions, changes in the size of Prisa’s board of directors and, in some cases, the election of directors nominated by shareholders. Prisa’s bylaws also will limit the voting power permitted to be exercised by any person, or group acting in concert, to 30% of the total voting power. Prisa’s controlling shareholder group, which currently controls over 70% of the total outstanding share capital of Prisa, is expected to control over 30% of Prisa’s total voting power after completion of the Proposed Business Combination. As a result, these bylaw provisions may have the effect of rendering more difficult or discouraging an acquisition of Prisa not supported by the controlling shareholder group or otherwise precluding corporate actions that the controlling shareholder group opposes, even if supported by a majority of Prisa’s voting shares.

As a “foreign private issuer” under the rules and regulations of the SEC Prisa, is exempt from a number of rules under the Exchange Act and may be permitted to file less or different information with the SEC than a company incorporated in the United States or otherwise subject to these rules.
Prisa is considered a “foreign private issuer” under the Exchange Act and is therefore exempt from certain rules under the Exchange Act, including the proxy rules, which impose certain disclosure and procedural requirements for proxy solicitations for U.S. and other issuers. Moreover, Prisa is not required to file periodic reports and financial statements with the SEC as frequently or within the same time frames as U.S. companies with securities registered under the Exchange Act; Prisa is not required to file financial statements prepared in accordance with or reconciled to U.S. GAAP so long as its financial statements are prepared in accordance with IFRS as issued by the IASB, which do not differ from IFRS as adopted by the European Union; and it is not required to comply with Regulation FD, which imposes restrictions on the selective disclosure of material information to shareholders. In addition, Prisa’s officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of Prisa Class A ordinary shares. Accordingly, after the Proposed Business Combination, if you continue to hold Prisa ADSs, you may receive less or different information about Prisa than you currently receive about Liberty.
Prisa could lose its status as a “foreign private issuer” under current SEC rules and regulations if more than 50% of Prisa’s outstanding voting securities become directly or indirectly held of record by U.S. holders and one of the following is true: (i) the majority of Prisa’s directors or executive officers are U.S. citizens or residents; (ii) more than 50% of Prisa’s assets are located in the U.S.; or (iii) Prisa’s business is administered principally in the United States. If Prisa loses its status as a foreign private issuer in the future, it will no longer be exempt from the rules described above and, among other things, will be required to file periodic reports and annual and quarterly financial statements as if it were a company incorporated in the United States. If this were to happen, Prisa would likely incur substantial costs in fulfilling these additional regulatory requirements and members of Prisa’s management would likely have to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled.
Prisa has not previously operated as a foreign private issuer in the United States and fulfilling its obligations as a foreign private issuer after the Proposed Business Combination may be expensive and time consuming.
Prisa has not previously been required to prepare or file periodic and other reports with the SEC or to comply with the other requirements of U.S. federal securities laws applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act of 2002. Although Prisa currently maintains separate legal and compliance and internal audit functions, and although Prisa is a public company in Spain with its shares listed on the Mercado Continuo and thus has to comply with the securities laws and regulations that apply to Prisa in Spain (including rules with respect to corporate governance practices, reporting requirements and accounting rules), Prisa has not previously been required to establish and maintain disclosure controls and procedures and internal controls over financial reporting as will be required with respect to a public company with substantial operations and shares registered in the United States.
Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange, where Prisa intends to apply for listing of the Prisa ADSs, Prisa may be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. However, as a “foreign private issuer,” Prisa may be exempt from some corporate governance practices, reporting requirements and accounting rules under the rules of the New York Stock Exchange and under the Sarbanes-Oxley Act of 2002. For example, Prisa is permitted to follow its home country corporate governance practices in lieu of the New York Stock Exchange rules with some exceptions so long as it discloses the ways in which its corporate governance practices differ from those followed by U.S. issuers under New York Stock Exchange listing standards. As an additional example, the Sarbanes-Oxley Act of 2002 gives foreign private issuers certain exemptions from the requirement that each member of the foreign private issuer’s audit committee be “independent.”

Compliance with obligations from which foreign private issuers are not exempt may require members of Prisa’s management and its finance and accounting staff to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled and may increase Prisa’s legal, insurance and financial compliance costs.
Prisa must become compliant with Section 404 of the Sarbanes-Oxley Act of 2002 to the extent it is not already compliant in a relatively short time frame.
After completion of the Proposed Business Combination, Section 404 of the Sarbanes-Oxley Act of 2002 will require Prisa to document and test the effectiveness of its internal controls over financial reporting in accordance with an established control framework and to report on its management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2011. Prisa will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2011 and subsequent years. In addition, the independent registered public accounting firm will be required to report on management’s assessment. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and Prisa’s share price.
Prisa may incur significant costs to comply with any of these requirements with which it is not currently compliant. Additionally, Prisa may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. Neither Liberty not Prisa can assure you that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement any required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect its results of operations or could cause Prisa to fail to meet its reporting obligations in the United States. If Prisa is unable to conclude that it has effective internal controls over financial reporting, or if its auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of Prisa’s financial statements, which could result in a decrease in the value of its securities. In addition, failure to comply with Section 404 by the required deadline could potentially subject Prisa to sanctions or investigation by the SEC or other regulatory authorities.
There is no guarantee that, once listed, the Prisa ADSs will continue to qualify for listing on the exchange for any period of time, and the failure to have the ADSs listed for either reason may negatively affect the value of Prisa ADSs.
Prisa intends to seek to have its ADSs approved for listing on the New York Stock Exchange prior to consummation of the Proposed Business Combination so that as soon as practicable following the closing of the Proposed Business Combination, the ADSs can begin trading, and it is a mutual condition to closing of the Proposed Business Combination that the ADSs be admitted to trading only subject to official notice of the issuance of the ADSs. There are no guarantees that, once listed, the Prisa ADSs will continue to qualify for listing on the exchange, and the Prisa ADSs may become subject to trading and other restrictions imposed by the exchange for failure to meet certain listing standards or the ADSs may be delisted by the exchange. If the Prisa ADSs are ever in the future delisted, the holders could face significant consequences, including:
•	a limited availability for market quotations for Prisa’s securities;
•	reduced liquidity with respect to Prisa’s securities;

•
a determination that Prisa’s ADSs are a “penny stock” which will require brokers trading in Prisa ADSs to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Prisa ADSs;

•	limited amount of news and analyst coverage for Prisa in the United States; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.
Shareholders may decide to sell Liberty common stock and Prisa shares, which could cause a decline in their market prices.
Some holders of Liberty common stock may be disinclined to own shares of a company that is not a U.S. company or has its primary listing outside the United States. This could result in the sale of shares of Liberty common stock prior to the parties consummating the Proposed Business Combination (in addition to exercises by Liberty stockholders of their redemption rights) or the sale of Prisa ADSs after completion of the Proposed Business Combination. In addition, the market price of Liberty common stock and Prisa ordinary shares and Prisa ADSs may be adversely affected by arbitrage activities occurring prior to completion of the Proposed Business Combination. These sales, or the prospects of such sales in the future, could adversely affect the market price for, and the ability to sell in the market, shares of Liberty common stock before the Proposed Business Combination is completed, Prisa shares before and after completion of the Proposed Business Combination and Prisa ADSs after the completion of the Proposed Business Combination.
Prisa may fail to realize all of the anticipated benefits of the Proposed Business Combination.
The success of the Proposed Business Combination will depend, in part, on Prisa’s ability to realize the anticipated benefits from the availability of the cash currently in Liberty’s trust account to Prisa following the completion of the Proposed Business Combination. To realize these anticipated benefits, Prisa must successfully manage and apply Liberty’s cash, including for the purposes of completing its anticipated debt restructuring and anticipated asset sales.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2010.
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

We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into the Trust Account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a Business Combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the Trust Account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and earned $0.1 million for the three months ended March 31, 2010 and $2.1 million for the three months ended March 31 2009.

ITEM 3.	Defaults upon Senior Securities.
Not applicable.

ITEM 4.	Submission of Matters to a Vote of the Security Holders.
Not applicable.

ITEM 5.	Other Information.
Not applicable.

ITEM 6.	Exhibits.

Exhibit
Number	Description
2.1	Business Combination Agreement dated as of March 5, 2010, by and between Prisa and Registrant (5)
2.2	Amendment No. 1, dated as of March 15, 2010, to Business Combination Agreement by and between Prisa and Registrant (6)
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
4.6	Form of Warrant Amendment Agreement (5)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

Exhibit
Number		Description
10.4		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6		Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8		Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9		Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)
10.16		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18		Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21		Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
10.22		Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)
31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Form of Charter of Audit Committee (2)
99.3		Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2010	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Business Combination Agreement dated as of March 5, 2010, by and between Prisa and Registrant (5)
2.2	Amendment No. 1, dated as of March 15, 2010, to Business Combination Agreement by and between Prisa and Registrant (6)
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
4.6	Form of Warrant Amendment Agreement (5)
10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)
10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)
10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)
10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)
10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)
10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)
10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)
10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)
10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

Exhibit
Number		Description
10.16		Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)
10.17		Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)
10.18		Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)
10.19		Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)
10.20		Form of Berggruen Holdings Ltd Employee Letter Agreement (1)
10.21		Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)
10.22		Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)
31.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Form of Charter of Audit Committee (2)
99.3		Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.