Form 10-Q
period 2010-06-30
Liberty Acquisition Holdings Corp.
filed 2010-08-16
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes      No ☐
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of August 9, 2010 was 129,375,000.

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
          References in this report to “we,” “us,” “Liberty,” or “our company” refer to Liberty Acquisition Holdings Corp. References to our “founders” refer, collectively, to our sponsors and each of our independent directors. References to “public stockholders” refer to purchasers of our securities in our initial public offering and subsequent purchasers in the secondary market. To the extent our founders purchased common stock in our initial public offering or thereafter in the open market they would be “public stockholders” for liquidation and dissolution purposes, but will vote all such shares in favor of our initial business combination and therefore would not be eligible to seek redemption in connection with a vote on a business combination.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Current assets
Cash	$6,832,539	$8,941,801
Income tax receivable	328,000	—
Prepaid income taxes	—	550,576
Other prepaid expenses	147,033	101,635

Total current assets	7,307,572	9,594,012

Other assets
Deferred taxes	699,000	492,000
Cash and cash equivalents held in Trust Account	1,021,633,285	1,022,041,138

Total assets	$1,029,639,857	$1,032,127,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,869,029	$2,027
Franchise taxes payable	—	31,574

Total current liabilities	5,869,029	33,601

Long-term liabilities
Deferred underwriters’ fee	24,427,500	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.81 per share	304,910,990	304,910,990

Deferred interest income related to common stock subject to possible redemption	2,241,525	2,205,468

Total long-term liabilities	331,580,015	334,543,958

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—

Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	689,812,963	686,812,963
Earnings accumulated during the development stage	2,364,912	10,723,690

Total stockholders’ equity	692,190,813	697,549,591

Total liabilities and stockholders’ equity	$1,029,639,857	$1,032,127,150

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

				For the
				Three
			For the Three	Months	Period from
	For the Six	For the Six	Months	Ended	June 27, 2007
	Months Ended	Months Ended	Ended	June 30,	(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	2009	June 30, 2010
Revenue	$—	$—	$—	$—	$—
Formation and administrative costs	1,759,706	630,241	802,865	258,659	6,120,530
Warrant modification charge (stock compensation expense)	—	—	—	—	2,460,000
Business combination fees and expenses	7,282,870	—	2,482,870	—	7,282,870

Loss from operations	(9,042,576)	(630,241)	(3,285,735)	(258,659)	(15,863,400)
Interest income	184,855	3,048,751	98,562	981,883	32,504,913

Income before provision for income taxes	(8,857,721)	2,418,510	(3,187,173)	723,224	16,641,513
Income tax expense (benefit)	(535,000)	1,068,598	(240,000)	307,899	12,035,076

Net income (loss) applicable to common stockholders	$(8,322,721)	$1,349,912	$(2,947,173)	$415,325	$4,606,437

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,049,999	31,049,999	31,049,999	31,049,999	26,279,591

Income per share to common stock subject to possible redemption, basic and diluted	$0.00	$0.02	$0.00	$0.01	$0.09

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,001	98,325,001	98,325,001	98,325,001	87,194,046

Net income (loss) per common share not subject to possible redemption, basic	$(0.09)	$0.01	$(0.03)	$0.00	$0.05

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	98,325,001	121,447,836	98,325,001	121,959,253	109,259,394

Income (loss) per common share not subject to possible redemption, diluted	$(0.09)	$0.01	$(0.03)	$0.00	$0.04

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)

Warrants modification charge	—	—	2,460,000	—	2,460,000

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $898,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $521,000	—	—	—	(637,168)	(637,168)
Net income	—	—	—	560,915	560,915

Balances, at December 31, 2009	129,375,000	$12,938	$686,812,963	$10,723,690	$697,549,591

Adjustment to reflect reduction of underwriters’ discount			3,000,000		3,000,000
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $84,000 (unaudited)	—	—	—	(36,057)	(36,057)
Net loss (unaudited)	—	—	—	(8,322,721)	(8,322,721)

Balances, at June 30, 2010 (unaudited)	129,375,000	$12,938	$689,812,963	$2,364,912	$692,190,813

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six		Period from
	Months	For the Six	June 27, 2007
	Ended	Months Ended	(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash flows from operating activities
Net income (loss)	$(8,322,721)	$1,349,912	$4,606,437
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Warrant modification charge (stock compensation expense)	—	—	2,460,000
Deferred tax benefit	(207,000)	(265,000)	(699,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Income tax receivable	(328,000)		(328,000)
Prepaid income taxes	550,576	53,750
Other prepaid expenses	(45,398)	122,468	(147,033)

Accrued expenses	5,867,002	—	5,869,029

Income taxes payable	—	(80,536)	—
Franchise taxes payable	(31,574)	46,620	—

Net cash provided by (used in) operating activities	(2,517,115)	1,227,214	11,761,433

Cash flows from investing activities
Principal deposited in Trust Account	—	—	(1,017,502,500)
Interest reinvested in Trust Account	(182,197)	(3,018,230)	(32,366,900)
Redemptions from the Trust Account	590,050	1,308,167	28,236,115

Net cash provided by (used in) investing activities	407,853	(1,710,063)	(1,021,633,285)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	—	(250,000)
Proceeds from notes payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	—	(30,320,609)

Net cash provided by (used in) financing activities	—	—	1,016,704,391

Net increase (decrease) in cash	(2,109,262)	(482,849)	6,832,539
Cash, beginning of period	8,941,801	9,689,737	—

Cash, end of period	$6,832,539	$9,206,888	$6,832,539

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fee	$(3,000,0000)	$—	$24,427,500

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for income taxes	$(537,150)	$786,131	$12,962,926

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
          Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow Trust Account (“Trust Account”) from the proceeds derived from the offering. For the six months ended June 30, 2010, the Company earned approximately $0.2 million of interest income on the Trust Account. The Company has selected December 31st as its fiscal year end.
          The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and for the period from June 27, 2007 (date of inception) to June 30, 2010. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2009, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2009 filed with the SEC.
          The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
          The Company, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that 30% or more of the Company’s outstanding common stock, $0.0001 par value (“Common Stock”) (excluding, for this purpose, those shares of the Common Stock issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. Stockholders that purchased the Common Stock in the Offering voting against a Business Combination will be entitled to cause the Company to redeem their stock for a pro rata share of the Trust Account (including the additional 2.65% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering (collectively, the “Founders”) have agreed to vote all of the shares of the Common Stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.
          In the event that the Company does not consummate a Business Combination by December 12, 2010 (extended from June 12, 2010, based upon the satisfaction of certain extension criteria), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units offered in the Offering discussed in Note C). The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.
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
          For the three and six months ended June 30, 2010 and 2009 and for the period from June 27, 2007 (inception) to June 30, 2010, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants (as defined below) issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 23,634,000, 23,123,000 and 22,065,000 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock for the three months ended June 30, 2009, the six months ended June 30, 2009, and the period from inception to June 30, 2010, respectively. For the three and six months ended June 30, 2010, 27,385,000 and 27,067,000, respectively, of potentially diluted shares were not included in the computation of diluted net loss per share because to do so would be anti-dilutive. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
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
Redeemable common stock:
          The Company accounts for redeemable common stock in accordance with Classification and Measurement of Redeemable Securities, which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% (31,049,999) of common stock sold in the Offering exercise their redemption rights. As further discussed in Note A, if a Business Combination is not consummated by December 12, 2010 (extended from June 12, 2010, based upon the satisfaction of certain extension criteria), the Company will liquidate. Accordingly, 31,049,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
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

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
          In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have a material impact on the Company’s condensed interim financial statements.
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
          Each of Berggruen Holdings and Marlin Equities II, LLC (“Marlin Equities” and, together with Berggruen Holdings, the “Sponsors”) have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of sponsors’ warrants (“Sponsors’ Warrants”) to purchase 6,000,000 shares of Common Stock (12,000,000 shares in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the Common Stock issuable upon the exercise of the warrants is not current or if the Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.
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

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

					Period from
	For the Three	For the Three	For the Six	For the Six	June 27, 2007
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Current
Federal	$(168,000)	$278,779	$(328,000)	$879,120	$8,384,342
State	—	60,874	—	191,965	1,843,357
City	—	83,246	—	262,513	2,506,377

Total current	$(168,000)	$422,899	$(328,000)	$1,333,598	$12,734,076
Deferred
Federal	$(72,000)	$(77,000)	$(207,000)	$(177,000)	$(699,000)
State	(9,000)	(18,000)	(26,000)	(41,000)	(89,000)
City	(12,000)	(20,000)	(35,000)	(47,000)	(119,000)

	(93,000)	(115,000)	(268,000)	(265,000)	(907,000)

Valuation allowance	21,000		61,000		208,000

Total deferred	$(72,000)	$(115,000)	$(207,000)	$(265,000)	$(699,000)
Provision of income tax	$(240,000)	$307,899	$(535,000)	$1,068,598	$12,035,076

          For the three and six months ended June 30, 2010, the effective income tax rate of (7.5%) and (6.0%), respectively, differs from the expected federal statutory benefit rate of (34%) due to the effect of the non-deductibility of the Business Combination fees and expenses. For the three and six month periods ended June 30, 2009, the effective income tax rate of 42.6% and 44.2%, respectively, differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes. For the period from June 27, 2007 (inception) to June 30, 2010, the effective income tax rate of 72.3% differs from the federal statutory rate principally due to state and city income taxes and the non-deductibility of the warrant modification charge and the Business Combination fees and expenses.
          Deferred taxes for the June 30, 2010 and the December 31, 2009 condensed balance sheets were primarily composed of the tax effect of the deferral of start-up costs for tax purposes.
NOTE F—COMMITMENTS
          The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. Under the underwriting agreement, the Company is required to pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination (See Note I).
NOTE G—PREFERRED STOCK
          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2010, the Company has not issued any shares of preferred stock.
NOTE H—FAIR VALUE MEASUREMENTS
          The Company complies with Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
          The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Financial Assets at Fair Value as of June 30, 2010

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust account	$1,021,633,285	$1,021,633,285	$—	$—

Total	$1,021,633,285	$1,021,633,285	$—	$—

Financial Assets at Fair Value as of December 31, 2009

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust account	$1,022,041,138	$1,022,041,138	$—	$—

Total	$1,022,041,138	$1,022,041,138	$—	$—

          The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
          The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
NOTE I—BUSINESS COMBINATION AGREEMENT
          On March 5, 2010, the Company and Promotora de Informaciones, S.A. (“Prisa”) entered into a business combination agreement, which agreement was amended and restated in its entirety pursuant to an amended and restated business combination agreement entered into by the Company and Prisa on August 4, 2010 (as so amended and restated, the “Business Combination Agreement”), regarding a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination is subject to the satisfaction of a number of conditions, including the approval of the shareholders of the Company and Prisa.
          Pursuant to the Business Combination Agreement, the Company has formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, the Company will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Virginia surviving the merger and the Company’s stockholders and warrantholders becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and applicable Spanish law, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.
          As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia stock and each share of Liberty Virginia stock (other than shares held by stockholders of the Company who have validly exercised their redemption rights) will be exchanged for the right to receive either, at the option of the stockholder, (1) $10.00 in cash (the “Cash Consideration”) or (2) the following consideration (the “Mixed Consideration”): 1.5 newly created Prisa Class A ordinary shares, 3.0 newly created Prisa Class B convertible non-voting shares and $0.50 in cash. Such election can be made for all or any portion of each stockholder’s shares. The Prisa shares to be issued as part of the Mixed Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The basic rights of the Class A ordinary shares and of the Class B convertible non-voting shares of Prisa governed by Spanish law are contained in proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination. A more detailed description of the rights of the Class B convertible non-voting shares will be contained in the resolutions to be adopted by Prisa’s shareholders authorizing the Class B convertible non-voting shares at the special meeting of Prisa’s shareholders to be called for approving the Proposed Business Combination, and are summarized in Schedule I to the Business Combination Agreement.
          On August 4 and August 13, 2010, the Company entered into separately negotiated Preferred Stock Purchase Agreements (each, a “Preferred Stock Purchase Agreement”) with the Sponsors and certain entities (each, including each Sponsor, an “Investor”), pursuant to which those Investors agreed to purchase certain specified series of newly-created shares of the Company’s preferred stock. The aggregate proceeds from the sale of all series of such preferred stock will be $500 million, which proceeds may be used by Prisa and the Company to help fund the required payments to those stockholders of the Company who elect to receive the Cash Consideration pursuant to the terms of the Business Combination Agreement. Under the terms of the several Preferred Stock Purchase Agreements the Company will issue and sell an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series A Preferred Stock, for a purchase price of $1,000 per share (all of which will be purchased by the Sponsors), an aggregate of 300,000 shares of a new series of preferred stock to be designated as Series B Preferred Stock, for a purchase price of $1,000 per share, an aggregate of ten shares of a new series of preferred stock to be designated as Series C Preferred Stock, for a purchase price of $1.00 per share, an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series D Preferred Stock, for a purchase price of $1,000 per share, and an aggregate of 100,000 shares of a new series of preferred stock to be designated as Series E Preferred Stock, for a purchase price of $1,000 per share. All shares of preferred stock so issued and sold by the Company will be exchanged in the Proposed Business Combination for a combination of cash and/or Mixed Consideration, as set forth in the Business Combination Agreement.
          In connection with, and as a condition to the consummation of, the Proposed Business Combination, the Company is proposing to amend (the “Warrant Amendment”) the terms of the Second Amended and Restated Warrant Agreement, dated as of December 6, 2007, between the Company and Continental Stock Transfer & Trust Company (as Warrant Agent). The proposed Warrant Amendment (as revised on August 4, 2010 pursuant to the Business Combination Agreement) provides that, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, each Company warrant outstanding immediately prior to the effective time of the share exchange described above will, automatically and without any action by the warrantholder, at the effective time of the share exchange, be exchanged by Prisa and transferred by such holder to Prisa for consideration (collectively, the “Warrant Consideration”) consisting of:
•	cash in the amount of $0.90 per outstanding warrant to be delivered by Liberty Virginia (for aggregate cash consideration to the Company’s warrant holders of approximately $46.7 million, after giving effect to the sale by the Sponsors of all of their warrants to Liberty for nominal consideration pursuant to the terms of the amended and restated Securities Surrender Agreement, as described below); and

•	Prisa American Depositary Shares representing 0.45 newly issued Prisa Class A ordinary shares per outstanding warrant.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
          The transaction contemplated by the Business Combination Agreement will be accounted for as an “acquisition” by Prisa of the Company, and the accounting of the business combination transaction will be similar to that of a capital infusion, as the only significant pre-combination assets of the Company consist of cash and cash equivalents. No intangible assets or goodwill will be recognized by Prisa as a result of the transaction; accordingly, Prisa will record the equity issued in exchange for the Company’s securities based on the value of the assets and liabilities received as of the closing date of the Proposed Business Combination.
          On August 4, 2010, the Company entered into an amended and restated Securities Surrender Agreement with the Sponsors (restating and superseding in its entirety the Securities Surrender Agreement entered into between the Company and the Sponsors on May 7, 2010), pursuant to which the Sponsors agreed to sell to the Company, and the Company agreed to purchase from the Sponsors, immediately prior to the Reincorporation Merger, (1) an aggregate of approximately 3.3 million shares of the Company’s common stock and all of the approximately 24.8 million Company warrants held by them for an aggregate purchase price of $825, (2) an aggregate of an additional 2.6 million shares of the Company’s common stock for an aggregate purchase price of $260 if the total amount of cash payable in the Proposed Business Combination to the Company’s stockholders who exercise their redemption rights or elect to receive the Cash Consideration exceeds $525 million and (3) an aggregate of an additional 500,000 shares of the Company’s common stock for an aggregate purchase price of $50 if the total amount of cash payable in the Proposed Business Combination to the Company’s stockholders who exercise their redemption rights or elect to receive the Cash Consideration exceeds $750 million. The obligation of the Sponsors to sell all such securities expires if the Business Combination Agreement is terminated for any reason.
          As a result of the Sponsors’ agreement to sell a portion of their securities to the Company, the Company’s underwriters of the Offering have agreed, pursuant to an amended and restated letter agreement dated August 4, 2010, to reduce the deferred portion of their underwriters’ discount by approximately $6.9 million, to approximately $20.6 million. This amended and restated letter agreement restates and supersedes in its entirety the letter agreement entered into between the Company and the underwriters on May 7, 2010, pursuant to which the underwriters had agreed to reduce the deferred portion of their underwriters’ discount by $3.0 million.
NOTE J—SUBSEQUENT EVENTS
          On August 4, 2010, in connection with the execution and delivery of the Business Combination Agreement, the Company’s board of directors authorized the creation and issuance of the Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock to be issued and sold pursuant to the Preferred Stock Purchase Agreements. Also on August 4, 2010, the Company’s underwriters of the Offering agreed, pursuant to an amended and restated letter agreement, to reduce the deferred portion of their underwriters’ discount by approximately $6.9 million, to approximately $20.6 million. See Note I.

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
          Net loss for the three months ended June 30, 2010 was approximately $2.9 million, which consisted of approximately $0.1 million in interest income offset by approximately $0.8 million in formation and administrative expenses and $2.5 million of Business Combination fees and expenses, less approximately $0.2 million for income taxes. Net income for the three months ended June 30, 2009 was approximately $0.4 million, which consisted of approximately $1.0 million in interest income offset by approximately $0.3 million in formation and administrative expenses and approximately $0.3 million for income taxes. Net loss for the six months ended June 30, 2010 was approximately $8.3 million, which consisted of approximately $0.2 million in interest income offset by approximately $1.8 million in formation and administrative expenses and $7.3 million of Business Combination fees and expenses, less approximately $0.5 million for income taxes. Net income for the six months ended June 30, 2009 was approximately $1.3 million, which consisted of approximately $3.0 million in interest income offset by approximately $0.6 million in formation and operating expenses and approximately $1.1 million for taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock-based compensation” and Note D — “Related Party Transactions.” The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
Proposed Business Combination with Prisa
          On March 5, 2010, we entered into a business combination agreement with Promotora de Informaciones, S.A. (“Prisa”), which agreement was amended and restated in its entirety pursuant to an amended and restated business combination agreement entered into by us and Prisa on August 4, 2010 (as so amended and restated, the “Business Combination Agreement”), regarding a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination is subject to the satisfaction of a number of conditions, including the approval of our stockholders and the shareholders of Prisa.

          Pursuant to the Business Combination Agreement, we have formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, we will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty Virginia surviving the merger and our stockholders and warrantholders becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and applicable Spanish law, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.
          As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia stock and each share of Liberty Virginia common stock (other than shares held by our stockholders who have validly exercised their redemption rights) will be exchanged for the right to receive either, at the option of the stockholder, (1) $10.00 in cash (the “Cash Consideration”) or (2) the following consideration (the “Mixed Consideration”): 1.5 newly created Prisa Class A ordinary shares, 3.0 newly created Prisa Class B convertible non-voting shares and $0.50 in cash. Such election can be made for all or any portion of each stockholder’s shares. The Prisa shares to be issued as part of the Mixed Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The basic rights of the Class A ordinary shares and of the Class B convertible non-voting shares of Prisa governed by Spanish law are contained in proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination. A more detailed description of the rights of the Class B convertible non-voting shares will be contained in the resolutions to be adopted by Prisa’s shareholders authorizing the Class B convertible non-voting shares at the special meeting of Prisa’s shareholders to be called for approving the Proposed Business Combination, and are summarized in Schedule I to the Business Combination Agreement.
          On August 4 and August 13, 2010, we entered into separately negotiated Preferred Stock Purchase Agreements (each, a “Preferred Stock Purchase Agreement”) with the Sponsors and certain entities (each, including each Sponsor, an “Investor”), pursuant to which those Investors agreed to purchase certain specified series of newly-created shares of our preferred stock. The aggregate proceeds from the sale of all series of such preferred stock will be $500 million, which proceeds may be used by Prisa and us to help fund the required payments to those stockholders of Liberty who elect to receive the Cash Consideration pursuant to the terms of the Business Combination Agreement. Under the terms of the several Preferred Stock Purchase Agreements we will issue and sell an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series A Preferred Stock, for a purchase price of $1,000 per share (all of which will be purchased by the Sponsors), an aggregate of 300,000 shares of a new series of preferred stock to be designated as Series B Preferred Stock, for a purchase price of $1,000 per share, an aggregate of ten shares of a new series of preferred stock to be designated as Series C Preferred Stock, for a purchase price of $1.00 per share, an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series D Preferred Stock, for a purchase price of $1,000 per share, and an aggregate of 100,000 shares of a new series of preferred stock to be designated as Series E Preferred Stock, for a purchase price of $1,000 per share. All shares of preferred stock so issued and sold by us will be exchanged in the Proposed Business Combination for a combination of cash and/or Mixed Consideration, as set forth in the Business Combination Agreement.
          In connection with, and as a condition to the consummation of, the Proposed Business Combination, we are proposing to amend (the “Warrant Amendment”) the terms of the Second Amended and Restated Warrant Agreement, dated as of December 6, 2007, between us and Continental Stock Transfer & Trust Company (as Warrant Agent). The proposed Warrant Amendment (as revised on August 4, 2010 pursuant to the Business Combination Agreement) provides that, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, each of our warrants outstanding immediately prior to the effective time of the share exchange described above will, automatically and without any action by the warrantholder, at the effective time of the share exchange, be exchanged by Prisa and transferred by such holder to Prisa for consideration (collectively, the “Warrant Consideration”) consisting of:
•	cash in the amount of $0.90 per outstanding warrant to be delivered by Liberty Virginia (for aggregate cash consideration to our warrant holders of approximately $46.7 million, after giving effect to the sale by our sponsors of all of their warrants to Liberty for nominal consideration pursuant to the terms of the Sponsor Surrender Agreement, as described below); and
•	Prisa American Depositary Shares representing 0.45 newly issued Prisa Class A ordinary shares per outstanding warrant.
          The transaction contemplated by the Business Combination Agreement will be accounted for as an “acquisition” by Prisa of us, and the accounting of the business combination transaction will be similar to that of a capital infusion, as our only significant pre-combination assets consist of cash and cash equivalents. No intangible assets or goodwill will be recognized by Prisa as a result of the transaction; accordingly, Prisa will record the equity issued in exchange for our securities based on the value of the assets and liabilities received as of the closing date of the Proposed Business Combination.

          On August 4, 2010, we entered into an amended and restated securities surrender agreement with our sponsors (restating and superseding in its entirety the securities surrender agreement entered into between us and the sponsors on May 7, 2010) (as so amended and restated, the “Sponsor Surrender Agreement”), pursuant to which the sponsors agreed to sell to us, and we agreed to purchase from the sponsors, immediately prior to the Reincorporation Merger, (1) an aggregate of approximately 3.3 million shares of our common stock and all of the approximately 24.8 million Liberty warrants held by them for an aggregate purchase price of $825, (2) an aggregate of an additional 2.6 million shares of our common stock for an aggregate purchase price of $260 if the total amount of cash payable in the Proposed Business Combination to our stockholders who exercise their redemption rights or elect to receive the Cash Consideration exceeds $525 million and (3) an aggregate of an additional 500,000 shares of our common stock for an aggregate purchase price of $50 if the total amount of cash payable in the Proposed Business Combination to our stockholders who exercise their redemption rights or elect to receive the Cash Consideration exceeds $750 million. The obligation of the sponsors to sell all such securities expires if the Business Combination Agreement is terminated for any reason.
          As a result of the sponsors’ agreement to sell a portion of their securities to us, the underwriters of our initial public offering have agreed, pursuant to an amended and restated letter agreement dated August 4, 2010, to reduce the deferred portion of their underwriters’ discount by approximately $6.9 million, to approximately $20.6 million. This amended and restated letter agreement restates and supersedes in its entirety the letter agreement entered into between us and the underwriters on May 7, 2010, pursuant to which the underwriters had agreed to reduce the deferred portion of their underwriters’ discount by $3.0 million.
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
Liquidity and Capital Resources
          The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $57.7 million to be applied to underwriting discounts, offering expenses and working capital and (ii) the sale of the sponsors’ warrants for a purchase price of $12.0 million, was approximately $1,016.7 million. All of these net proceeds were placed in trust, except for $0.1 million that was used for working capital.
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
          As of June 30, 2010, we had cash outside of the Trust Account of approximately $6.8 million, cash held in the Trust Account of approximately $1,022 million and total liabilities of approximately $337.4 million (which includes approximately $307.1 million of common stock which is subject to possible redemption and related deferred interest). We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 12, 2010, assuming that an initial Business Combination is not consummated during that time. Of the funds held outside of the Trust Account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; and office space, administrative services and secretarial support prior to consummating a Business Combination.

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
          As of June 30, 2010, the underlying assets of our Trust Account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Federated Government Obligation Class Fund (the “Federated Government Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of each Fund:
•	J.P. Morgan Investment Management Inc. serves as investment adviser to the JPMorgan Fund, which under normal conditions, invests its assets exclusively in debt securities issued or guaranteed by the U.S. government, or by U.S. government agencies or instrumentalities and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities;

•	Goldman Sachs Asset Management, L.P. serves as investment adviser to the Goldman Fund, which limits its investments only to certain U.S. Treasury obligations and U.S. government securities; and

•	Federated Investment Management Company serves as investment adviser to the Federated Government Fund, which invests in short-term U.S. Treasury obligations and U.S. government obligations, including repurchase agreements collateralized by U.S. treasury and government agency securities.
          As of June 30, 2010, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the Trust Account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the Trust Account.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2010, the balance of the Trust Account was approximately $1,022 million. The proceeds held in trust are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of June 30, 2010, the effective annualized interest rate payable on our investment was approximately 0.04% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of June 30, 2010, a 0.04% decrease in the yield on our investment as of June

30, 2010 would result in a decrease of approximately $0.1 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
          As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended June 30, 2010 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
          In addition, Liberty’s founders beneficially own warrants to purchase 24,937,500 shares of Liberty common stock, or approximately 32.5% of the total outstanding warrants. Of these warrants, 12,937,500 were purchased by Liberty’s founders as part of the founders’ units in a private placement for an aggregate purchase price of $25,000 for such founders’ units, and 12,000,000 were purchased by Liberty’s sponsors for $12.0 million immediately prior to the consummation of Liberty’s IPO. In light of the amount of consideration paid, and, notwithstanding that, pursuant to the Sponsor Surrender Agreement, the sponsors will be required to sell all of their Liberty warrants (approximately 28.4 million) and between approximately 3.3 million and 6.4 million of their shares of Liberty common stock to Liberty for nominal consideration immediately prior to the consummation of the Business Combination Agreement, the founders will likely significantly benefit from the consummation of the Proposed Business Combination, even if the Proposed Business Combination causes the market price of Liberty’s securities to significantly decline. Furthermore, the $12.0 million purchase price of the 12,000,000 sponsors’ warrants will be included in the working capital that is distributed to the Liberty public stockholders in the event of Liberty’s dissolution and liquidation. This may influence the founders’ motivation for promoting the Proposed Business Combination and/or soliciting proxies for the approval of the Proposed Business Combination and related matters. Liberty’s common stock and warrants held by the founders had an aggregate market value (without taking into account any discount that may be attributed to such securities due to their restricted nature or any exercise limitations of the founders’ warrants) of approximately $285 million based on the closing sale prices of $9.95 and $1.10, respectively, on the NYSE Amex on July 30, 2010. These securities are subject to lock-up agreements and, subject to certain exceptions, may not be sold, assigned or transferred until after Liberty consummates a business combination, and the founders have waived any rights to receive any liquidation proceeds that may be distributed upon Liberty’s liquidation in respect of shares they acquired prior to Liberty’s IPO. Therefore, if either the warrant amendment proposal is not approved by the Liberty warrantholders or the business combination proposal is not approved by the Liberty stockholders, and Liberty is required to commence proceedings to dissolve and liquidate, the shares and warrants held directly or beneficially by the founders will be worthless.
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
          Liberty’s directors will not receive reimbursement for any out-of-pocket expenses incurred by them on Liberty’s behalf incident to identifying, investigating and consummating a business combination to the extent such expenses exceed the amount not required to be retained in the trust account, unless a business combination is consummated. Liberty’s directors have, as part of the Proposed Business Combination, negotiated the repayment of some or all of any such expenses, insofar as the Business Combination Agreement permits up to approximately $44.6 million of funds in the trust account to be applied to deferred underwriting fees and commissions and Liberty’s transaction expenses.
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
Because the market price of Prisa ordinary shares will fluctuate and because there is currently no trading market for the Prisa Class B convertible non-voting shares, Liberty stockholders who elect to receive the Mixed Consideration cannot be sure of the value of the consideration they will receive when the Proposed Business Combination is completed, and the value may be less than what you originally paid for your shares of Liberty common stock.
          If the Proposed Business Combination is completed, Prisa will automatically become the holder and owner of 100% of the outstanding shares of Liberty Virginia common stock and each share of Liberty Virginia common stock for which the holder did not validly exercise redemption rights or elect to receive the $10.00 per share cash alternative will be exchanged for the right to receive consideration consisting of (i) 1.5 newly created Prisa Class A ordinary, (ii) 3.0 newly created Prisa Class B convertible non-voting shares, each represented by Prisa ADSs, and (iii) $0.50 in cash, as well as cash in lieu of fractional shares. The value of Prisa ADSs may vary significantly from the closing price of Prisa ordinary shares on the date the Proposed Business Combination was announced, on the date the parties entered into the amended and restated Business Combination Agreement, on the date of this quarterly report, and thereafter. Any change in the market price of Prisa ordinary shares prior to completion of the Proposed Business Combination will affect the market value of the consideration that Liberty stockholders entitled to receive the Mixed Consideration and warrantholders will receive when the Proposed Business Combination is completed. In addition, no trading market for the Prisa Class B convertible non-voting shares currently exists and therefore Liberty stockholders cannot be sure of the price at which the shares will trade if the Proposed Business Combination is completed. Also, changes in the U.S. dollar/euro exchange rate prior to completion of the Proposed Business Combination will affect the value in U.S. dollars of the consideration that Liberty stockholders entitled to receive the Mixed Consideration and warrantholders will receive when the Proposed Business Combination is completed. There will be no adjustment to the exchange ratios for changes in the market price of Prisa ordinary shares, Liberty common stock or the U.S. dollar/euro exchange rate. Neither Liberty nor Prisa is permitted to terminate the Business Combination Agreement or resolicit the vote of either company’s shareholders solely because of changes in the market prices of either company’s stock.
          The market value of the Mixed Consideration and the consideration in the warrant exchange and the U.S. dollar/euro exchange rate will also continue to fluctuate following completion of the Proposed Business Combination. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Prisa’s businesses, operations and prospects, and regulatory considerations. The market for common shares of companies in Prisa’s industry may be volatile. Many of these factors are beyond Prisa’s control. You should obtain current market quotations for Prisa ordinary shares (and the U.S. dollar/euro exchange rate) and for shares of Liberty common stock.
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
          The Prisa Class B convertible non-voting shares to be issued in connection with the business combination will be entitled to receive a minimum annual dividend of €0.175, but only to the extent that Prisa has sufficient “distributable profits” for the applicable year, as that term is defined by the Spanish Corporation Law, or sufficient premium reserve created by the issuance of the Class B convertible non-voting shares. If Prisa has no distributable profits in a given year or insufficient premium reserve created by the issuance of the Prisa Class B convertible non-voting shares, then no dividend will be payable for such year, and if Prisa has distributable profits in a given year or premium reserve created by the issuance of the Prisa Class B convertible non-voting shares which are insufficient to pay the annual dividend in full, then a partial dividend will be paid for such year, up to the amount of such distributable profits and premium reserve created by the issuance of the Prisa Class B convertible non-voting shares (so long as there is no legal restriction against such payment). Any unpaid dividends will accumulate from year to year.

          Under the Spanish Corporation Law, the determination of whether Prisa has distributable profits does not take into account the assets or profits of any of Prisa’s subsidiaries. Prisa is a holding company with no significant operating assets other than through its ownership of shares of, or other interests in, its subsidiaries. Prisa receives substantially all of its operating income from its subsidiaries. Prisa’s subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise, to pay dividends or distribute any amounts to Prisa, or to otherwise make any funds available to Prisa, to allow Prisa to pay dividends on the Prisa Class B convertible non-voting shares. In addition, the ability of Prisa’s subsidiaries to pay dividends or make distributions to Prisa may be subject to, among other things, applicable laws and/or restrictions contained in agreements or debt instruments to which such subsidiaries are bound. In addition, third parties own substantial interests in certain of Prisa’s subsidiaries and, accordingly, Prisa must share with minority shareholders any dividends paid by these subsidiaries. Prisa had, on a non-consolidated basis, a loss in 2009 and a distributable profit of approximately €37.2 million in 2008.
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
          The amount of the premium reserve created by the issuance of the Prisa Class B convertible non-voting shares will be fixed prior to closing of the business combination as the difference between the issuance price of the Prisa Class B convertible non-voting shares and the nominal amount of such shares (€0.10). The premium reserve created by the issuance of the Prisa Class B convertible non-voting shares may be reduced as a result of losses in Prisa.
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
          Stockholders holding shares of Liberty common stock issued in Liberty’s IPO who vote against the business combination proposed may elect to have their shares redeemed for cash equal to a pro rata portion of the trust account in which a substantial portion of the proceeds of Liberty’s IPO are held, including any interest earned thereon through the date that is two days prior to the date of the special meeting of Liberty stockholders. Any stockholder who seeks to exercise this redemption right must, with respect to all its shares, (i) vote against the business combination proposal, (ii) give (and not subsequently withdraw) written notice to Liberty of its election to require Liberty to redeem its shares for cash by marking the appropriate box on its proxy card or delivering the required notice to Liberty at its executive offices and (iii) tender its shares of Liberty common stock in the manner provided in the definitive proxy statement for the special meeting of Liberty’s stockholders to consider the Proposed Business Combination, no later than immediately prior to the vote on the business combination proposal at the special meeting of Liberty stockholders (or any adjournment or postponement of the meeting). Any stockholder who fails to vote or who abstains from voting on the business combination proposal (including by failing to give instructions to a broker who holds the stockholder’s shares in “street name”) may not exercise his or her redemption rights and will not receive a pro rata portion of the trust account in which a substantial portion of the proceeds of Liberty’s IPO are held, including any interest earned thereon through the date that is two days prior to the date of the special meeting of Liberty stockholders. However, these Liberty stockholders may still elect to receive the $10.00 cash alternative in the business combination by following the instructions to be contained in the definitive proxy statement/prospectus relating to such special meeting.
Liberty expects to incur significant costs associated with the Proposed Business Combination, whether or not the Proposed Business Combination is completed, and if Liberty incurs costs in excess of a specified amount, Prisa will not be obligated to consummate the Proposed Business Combination.
          Whether or not the Proposed Business Combination is completed, Liberty expects to incur significant costs associated with the Proposed Business Combination, including due diligence, legal, accounting and other expenses associated with structuring, negotiating and documenting the Proposed Business Combination. If the parties do not consummate the Proposed Business Combination, and if time permits Liberty to seek an alternative business combination, then the costs Liberty will have incurred with respect to its proposed business combination with Prisa will reduce the amount of cash otherwise available to complete an alternative business combination. Liberty estimates that it will incur significant transaction costs associated with the Proposed Business Combination. In addition, if the combination of deferred underwriting fees and commissions and Liberty’s transactions expenses exceed approximately $44.6 million, then Liberty will have failed to comply with a closing condition contained in the Business Combination Agreement, and Prisa will not be obligated to close the Proposed Business Combination.
There are significant limitations on Liberty’s right to make damage claims against Prisa for the breach of any representations and warranties or covenants made by Prisa in the Business Combination Agreement.
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
          Following the completion of the Proposed Business Combination, Prisa’s bylaws will require a 75% supermajority shareholder vote to approve bylaw amendments, increases or reductions in Prisa’s share capital, mergers and similar extraordinary transactions, changes in the size of Prisa’s board of directors and, in some cases, the election of directors nominated by shareholders. Prisa’s controlling shareholder group, which currently controls over 70% of the total outstanding share capital of Prisa, is expected to control over 30% of Prisa’s total voting power upon completion of the Proposed Business Combination. As a result, these bylaw provisions may have the effect of rendering more difficult or discouraging an acquisition of Prisa not supported by the controlling shareholder group or otherwise precluding corporate actions that the controlling shareholder group opposes, even if supported by a majority of Prisa’s voting shares.

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
          After completion of the Proposed Business Combination, Section 404 of the Sarbanes-Oxley Act of 2002 will require Prisa to document and test the effectiveness of its internal controls over financial reporting in accordance with an established control framework and to report on its management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2011. Prisa will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2011 and subsequent years. In addition, the independent registered public accounting firm will be required to report on the effectiveness of the internal controls. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and Prisa’s share price.
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
          Some holders of Liberty common stock may be disinclined to own shares of a company that is not a U.S. company or has its primary listing outside the United States. This or other factors could result in the sale of shares of Liberty common stock prior to the parties consummating the Proposed Business Combination (in addition to exercises by Liberty stockholders of their redemption rights) or the sale of Prisa ADSs after completion of the Proposed Business Combination. In addition, the market price of Liberty common stock and Prisa ordinary shares and Prisa ADSs may be adversely affected by arbitrage activities occurring prior to completion of the Proposed Business Combination. These sales, or the prospects of such sales in the future, could adversely affect the market price for, and the ability to sell in the market, shares of Liberty common stock before the Proposed Business Combination is completed, Prisa shares before and after completion of the Proposed Business Combination and Prisa ADSs after the completion of the Proposed Business Combination.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Unregistered Sales of Equity Securities
          We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2010.
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
          We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the original amount of the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into the Trust Account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a Business Combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us, except to pay any income taxes and up to $10.35 million can be taken from the interest earned on the Trust Account to fund our working capital. These proceeds will be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and earned approximately $0.2 million for the six months ended June 30, 2010 and approximately $3.0 million for the six months ended June 30, 2009.
ITEM 3. Defaults upon Senior Securities.
          Not applicable.
ITEM 4. (Removed and Reserved).
          Not applicable.
ITEM 5. Other Information.
          Not applicable.
ITEM 6. Exhibits.

Exhibit
Number	Description
2.1	Business Combination Agreement dated as of March 5, 2010, by and between Prisa and Registrant (5)

2.2	Amendment No. 1, dated as of March 15, 2010, to Business Combination Agreement by and between Prisa and Registrant (6)

2.3	Amendment No. 2, dated as of April 5, 2010, to Business Combination Agreement by and between Prisa and Registrant (7)

Amendment No. 4, dated as of May 7, 2010, to Business Combination Agreement by and between Prisa and Registrant (8)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)

Exhibit
Number	Description
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)

4.6	Amended Form of Warrant Amendment Agreement (8)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)

10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)

10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)

10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)

10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)

10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)

10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)

10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)

10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)

10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)

10.22	Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)

10.23	Securities Surrender Agreement, dated May 7, 2010, among the Registrant and the Sponsors (8)

10.24	Form of Letter Agreement Regarding Reduction in Deferred Discount dated May 7, 2010 (8)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Charter of Audit Committee (2)

99.3	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2010.

(8)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2010	LIBERTY ACQUISITION HOLDINGS CORP.

/s/ Nicolas Berggruen

	By:	Nicolas Berggruen
	Title:	President and Chief Executive Officer
(principal executive officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Business Combination Agreement dated as of March 5, 2010, by and between Prisa and Registrant (5)

2.2	Amendment No. 1, dated as of March 15, 2010, to Business Combination Agreement by and between Prisa and Registrant (6)

2.3	Amendment No. 2, dated as of April 5, 2010, to Business Combination Agreement by and between Prisa and Registrant (7)

Amendment No. 4, dated as of May 7, 2010, to Business Combination Agreement by and between Prisa and Registrant (8)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)

4.6	Amended Form of Warrant Amendment Agreement (8)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)

10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)

10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)

10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)

10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)

10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)

Exhibit
Number	Description
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)

10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)

10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)

10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)

10.22	Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)

10.23	Securities Surrender Agreement, dated May 7, 2010, among the Registrant and the Sponsors (8)

10.24	Form of Letter Agreement Regarding Reduction in Deferred Discount dated May 7, 2010 (8)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Charter of Audit Committee (2)

99.3	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2010.

(8)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2010.