Form 10-Q
period 2010-09-30
Liberty Acquisition Holdings Corp.
filed 2010-11-08
CIK 1407539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock outstanding as of November 5, 2010 was 129,375,000.

i

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses, including our proposed business combination with Promotora de Informaciones, S.A. (“Prisa”);
•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;
•	public securities limited liquidity and trading;
•	use of proceeds not in trust or available to us from interest income on our trust account balance; or
•	financial performance.
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
LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30,
	2010	December 31, 2009
	(unaudited)
Current assets
Cash	$3,343,428	$8,941,801
Income tax receivable	460,000	—
Prepaid income taxes	—	550,576
Other prepaid expenses	69,733	101,635

Total current assets	3,873,161	9,594,012

Other assets
Deferred taxes	743,000	492,000
Cash and cash equivalents held in Trust Account	1,021,288,299	1,022,041,138

Total assets	$1,025,904,460	$1,032,127,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$7,018,257	$2,027
Franchise taxes payable	—	31,574

Total current liabilities	7,018,257	33,601

Long-term liabilities
Deferred underwriters’ fee	20,570,625	27,427,500

Common stock subject to redemption, 31,049,999 shares at redemption value, approximately $9.81 per share	304,910,990	304,910,990
Deferred interest income related to common stock subject to possible redemption	2,274,368	2,205,468

Total long-term liabilities	327,755,983	334,543,958

Commitments (Note F)

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued.	—	—

Common stock, $.0001 par value, authorized 215,062,500 shares; 129,375,000 shares issued and outstanding (including 31,049,999 shares subject to possible redemption)	12,938	12,938
Additional paid-in capital	693,669,838	686,812,963
Earnings (deficit) accumulated during the development stage	(2,552,556)	10,723,690

Total stockholders’ equity	691,130,220	697,549,591

Total liabilities and stockholders’ equity	$1,025,904,460	$1,032,127,150

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

				For the
			For the Three	Three	Period from
	For the Nine	For the Nine	Months	Months	June 27, 2007
	Months Ended	Months Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September	September	September 30,
	2010	2009	30, 2010	30, 2009	2010
Revenue	$—	$—	$—	$—	$—
Formation and administrative costs	2,454,664	802,575	694,958	172,334	6,815,488
Warrant modification charge (stock compensation expense)		—			2,460,000
Business combination fees and expenses	11,821,232	—	4,538,362	—	11,821,232

Loss from operations	(14,275,896)	(802,575)	(5,233,320)	(172,334)	(21,096,720)
Interest income	357,550	3,585,420	172,695	536,669	32,677,608

Income before provision for income taxes	(13,918,346)	2,782,845	(5,060,625)	364,335	11,580,888
Income tax expense (benefit)	(711,000)	1,214,334	(176,000)	145,736	11,859,076

Net income (loss) applicable to common stockholders	$(13,207,346)	$1,568,511	$(4,884,625)	$218,599	$(278,188)

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares, basic and diluted	31,049,999	31,049,999	31,049,999	31,049,999	26,647,777

Income per share to common stock subject to possible redemption, basic and diluted	$0.00	$0.02	$0.00	$0.01	$0.09

Approximate weighted average number of common shares outstanding (not subject to possible redemption), basic	98,325,001	98,325,001	98,325,001	98,325,001	88,053,147

Net income (loss) per common share not subject to possible redemption, basic	$(0.13)	$0.01	$(0.05)	$0.00	$0.00

Approximate weighted average number of common shares outstanding (not subject to possible redemption), diluted	98,325,001	122,127,240	98,325,001	123,756,762	88,053,147

Income (loss) per common share not subject to possible redemption, diluted	$(0.13)	$0.01	$(0.05)	$0.00	$0.00

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings (Deficit)
				Accumulated	Total
	Common		Additional	During the	Stockholders’
	Shares	Amount	Paid-in Capital	Development Stage	Equity
Sale of Units issued to founding stockholders on August 9, 2007 at approximately $0.00097 per unit (each unit consists one share of common stock and one half (1/2) of one warrant)	25,875,000	$2,588	$22,412	$—	$25,000
Sale of 12,000,000 warrants at $1 per warrant on December 12, 2007 to Berggruen Holdings and Marlin Equities	—	—	12,000,000	—	12,000,000
Sale of 103,500,000 units on December 12, 2007 at a price of $10 per unit in the public offering, including 13,500,000 Units sold to the underwriters	103,500,000	10,350	1,034,989,650	—	1,035,000,000
Proceeds from public offering subject to possible redemption (31,049,999 shares common stock at redemption value)	—	—	(304,910,990)	—	(304,910,990)
Underwriters’ discount and offering costs related to public offering and over-allotment option (including $27,427,500 payable upon a Business Combination)	—	—	(57,748,109)	—	(57,748,109)
Warrants modification charge	—	—	2,460,000	—	2,460,000
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $385,000	—	—	—	(482,772)	(482,772)
Net loss	—	—	—	(959,980)	(959,980)

Balances, at December 31, 2007	129,375,000	$12,938	$686,812,963	$(1,442,752)	$685,383,149

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $818,000	—	—	—	(1,085,528)	(1,085,528)
Net income	—	—	—	13,328,223	13,328,223

Balances, at December 31, 2008	129,375,000	$12,938	$686,812,963	$10,799,943	$697,625,844

Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $521,000	—	—	—	(637,168)	(637,168)
Net income	—	—	—	560,915	560,915

Balances, at December 31, 2009	129,375,000	$12,938	$686,812,963	$10,723,690	$697,549,591

Adjustment to reflect reduction of underwriters’ discount			6,856,875		6,856,875
Accretion of Trust Account relating to common stock subject to possible redemption, net of tax of approximately $104,000 (unaudited)				(68,900)	(68,900)
Net loss (unaudited)				(13,207,346)	(13,207,346)

Balances, at September 30, 2010 (unaudited)	129,375,000	$12,938	$693,669,838	$(2,552,556)	$691,130,220

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from June
	For the Nine	For the Nine	27, 2007
	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(13,207,346)	$1,568,511	$(278,188)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Warrant modification charge (stock compensation expense)		—	2,460,000
Deferred tax benefit	(251,000)	(342,000)	(743,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Income tax receivable	(460,000)	—	(460,000)
Prepaid income taxes	550,576	(29,796)

Other prepaid expenses	31,902	80,625	(69,733)

Accrued expenses	7,016,230	(16,959)	7,018,257
Franchise taxes payable	(31,574)	(72,286)

Net cash provided by (used in) operating activities	(6,351,212)	1,188,095	7,927,336

Cash flows from investing activities
Principal deposited in Trust Account		—	(1,017,502,500)
Interest reinvested in Trust Account	(348,211)	(3,554,174)	(32,532,914)
Redemptions from the Trust Account	1,101,050	1,782,167	28,747,115

Net cash provided by (used in) investing activities	752,839	(1,772,007)	(1,021,288,299)

Cash flows from financing activities
Repayment of notes payable, founding stockholders	—	—	(250,000)
Proceeds from notes payable, founding stockholders	—	—	250,000
Proceeds from issuance of units to founding stockholders	—	—	25,000
Gross proceeds from public offering	—	—	1,035,000,000
Proceeds from issuance of warrants in private placements	—	—	12,000,000
Payments for underwriters’ discounts and offering costs	—	—	(30,320,609)

Net cash provided by (used in) financing activities	—	—	1,016,704,391

Net increase (decrease) in cash	(5,598,373)	(583,912)	3,343,428
Cash, beginning of period	8,941,801	9,689,737

Cash, end of period	$3,343,428	$9,105,825	$3,343,428

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fee	$(6,856,875)	—	$20,570,625

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for income taxes	$(537,150)	$1,586,131	$12,962,926

See accompanying notes to condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
     Liberty Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 27, 2007. The Company plans to acquire one or more operating businesses through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination (a “Business Combination”). The Company has neither engaged in any operations nor generated revenue from operations to date. The Company is considered to be in the development stage as defined in Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. Following the initial public offering (described below), the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on cash and cash equivalents held in an escrow Trust Account (“Trust Account”) from the proceeds derived from the offering. For the nine months ended September 30, 2010, the Company earned approximately $0.4 million of interest income on the Trust Account. The Company has selected December 31st as its fiscal year end.
     The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from June 27, 2007 (date of inception) to September 30, 2010. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2009, as presented herein, was derived from the Company’s audited financial statements as reported on Form 10-K to the Company’s Annual Report for the year ended December 31, 2009 filed with the SEC.
     The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on December 6, 2007. The Company consummated the Offering on December 12, 2007, and contemporaneous with the consummation of the Offering, the Company’s Sponsors (as defined below) purchased 12,000,000 warrants (the “Sponsors’ Warrants”) in the aggregate at $1.00 per warrant in a private placement (the “Private Placement”) (See Note D). Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the Offering, approximately 98% of the gross proceeds, after payment of certain amounts to the underwriters, is held in a Trust Account and invested in U.S. “government

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on a prospective Business Combination and continuing general and administrative expenses.
     The Company, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that 30% or more of the Company’s outstanding common stock, $0.0001 par value (“Common Stock”) (excluding, for this purpose, those shares of the Common Stock issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. Stockholders that purchased the Common Stock in the Offering voting against a Business Combination will be entitled to cause the Company to redeem their stock for a pro rata share of the Trust Account (including the additional 2.65% fee of the gross proceeds originally payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering (collectively, the “Founders”) have agreed to vote all of the shares of the Common Stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.
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
     For the three and nine months ended September 30, 2010 and 2009 and for the period from June 27, 2007 (inception) to September 30, 2010, the Company had potentially dilutive securities in the form of 76,687,500 warrants, including 12,937,500 warrants issued as part of the Founders’ Units (as defined below), 12,000,000 Sponsors’ Warrants issued in the Private Placement and 51,750,000 warrants issued as part of the Units (as defined below) in the Offering. Of the total warrants outstanding for the periods then ended, approximately 25,432,000 and 23,855,000, respectively, represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of common stock outstanding (not subject to possible redemption) for the calculation of diluted income per share of common stock for the three months ended September 30, 2009 and the nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010, the nine months ended September 30, 2010 and the period from inception to September 30, 2010, approximately 27,764,000, 27,305,000 and 22,525,000, respectively, of potentially diluted shares were not included in the computation of diluted net loss per share because to do so would be anti-dilutive. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
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
Recently issued accounting pronouncements:
     In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective for the Company in the third quarter of 2009, and accordingly, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 referenced, and all subsequent public filings will reference, the Codification as the sole source of authoritative literature.
     In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections, effective as of July 1, 2009. The adoption of ASU 2009-02 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
     In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of ASU 2009-04 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update is effective for financial statements issued for interim and annual periods ending after August 26, 2009. The adoption of ASU 2009-05 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This ASU corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
     In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This update is effective for financial statements issued for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
     In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the amendment did not have, and is not expected to have, a material impact on the Company’s condensed interim financial statements.
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
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose except to pay any income taxes, and $10.35 million that has been taken from the interest earned on the Trust Account to fund the Company’s working capital. These proceeds have been and will continue to be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
     Each of Berggruen Holdings and Marlin Equities II, LLC (“Marlin Equities” and, together with Berggruen Holdings, the “Sponsors”) have invested $6.0 million in the Company ($12.0 million in the aggregate) in the form of Sponsors’ Warrants to purchase 6,000,000 shares of Common Stock (12,000,000 shares in the aggregate) at a price of $1.00 per Sponsors’ Warrant. Each of Berggruen Holdings and Marlin Equities purchased such Sponsors’ Warrants from the Company immediately prior to the consummation of the Offering. Each of Berggruen Holdings and Marlin Equities has agreed not to transfer, assign or sell any of the Sponsors’ Warrants (including the Common Stock to be issued upon exercise of the Sponsors’ Warrants) until one year after the Company consummates a Business Combination. In no circumstance will the Company be required to settle any such warrant exercise for cash. If the prospectus relating to the Common Stock issuable upon the exercise of the warrants is not current or if the Common Stock is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants will expire worthless. There was no charge associated with the issuance of these warrants in the Private Placement, as the Company has determined that the purchase price of these warrants were above the fair value of such warrants.
     Each of the Sponsors agreed to invest $30.0 million in the Company ($60.0 million in the aggregate) in the form of co-investment units (“Co-Investment Units”) at a price of $10.00 per Unit. Each of Berggruen Holdings and Marlin Equities is obligated to purchase such Co-Investment Units from the Company immediately prior to the consummation of a Business Combination. In connection with the Proposed Business Combination (as defined below), Liberty has, subject to the consummation of the Proposed Business Combination, waived the obligation of the Sponsors to purchase the Co-Investment Units.
     On August 4, 2010, the Company entered into Preferred Stock Purchase Agreements with the Sponsors and certain other Investors (as defined below), pursuant to which the Sponsors and the other Investors agreed to purchase certain specified series of newly-created shares of the Company’s preferred stock (See Note I).
     On August 4, 2010, the Company entered into an amended and restated Securities Surrender Agreement with the Sponsors (restating and superseding in its entirety the Securities Surrender Agreement entered into between the Company and the Sponsors on May 7, 2010), pursuant to which the Sponsors agreed to sell to the Company, and the Company agreed to purchase from the Sponsors, immediately prior to the Reincorporation Merger (as defined below), a specified number of the shares of the Company’s common stock and all of the approximately 24.8 million Company warrants held by them (See Note I).
NOTE E—INCOME TAXES
     The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. Components of the provision for income taxes are as follows:

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

					Period from
	For the Three				June 27, 2007
	Months Ended	For the Three	For the Nine	For the Nine	(inception) to
	September 30,	Months Ended	Months Ended	Months Ended	September 30,
	2010	September 30, 2009	September 30, 2010	September 30, 2009	2010
Current

Federal	$(132,000)	$146,829	$(460,000)	$1,025,949	$8,252,342
State	—	32,062	—	224,027	1,843,342
City	—	43,845	—	306,358	2,506,377

Total current	$(132,000)	$222,736	$(460,000)	$1,556,334	$12,602,076
Deferred

Federal	$(44,000)	$(51,000)	$(251,000)	$(228,000)	$(743,000)
State	—	(12,000)	—	(53,000)	—
City	—	(14,000)	—	(61,000)	—

Total deferred	$(44,000)	$(77,000)	$(251,000)	$(342,000)	$(743,000)

Provision of income tax	$(176,000)	$145,736	$(711,000)	$1,214,334	$11,859,076

     For the three and nine months ended September 30, 2010, the effective income tax rate of (3.5%) and (5.1%), respectively, differs from the expected federal statutory benefit rate of (34%) due to the effect of the non-deductibility of the Business Combination fees and expenses. For the three and nine month periods ended September 30, 2009, the effective income tax rate of 40% and 43.6%, respectively, differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes. For the period from June 27, 2007 (inception) to September 30, 2010, the effective income tax rate of 102% differs from the federal statutory rate principally due to state and city income taxes and the non-deductibility of the warrant modification charge and the Business Combination fees and expenses.
     Deferred taxes for the September 30, 2010 and the December 31, 2009 condensed balance sheets were primarily composed of the tax effect of the deferral of start-up costs for tax purposes.
NOTE F—COMMITMENTS
     The Company paid an underwriting discount of 2.85% of the Offering proceeds ($29.5 million) to the underwriters at the closing of the Offering. Under the underwriting agreement, the Company is required to pay the underwriters an additional fee of 2.65% of the Offering proceeds ($27.4 million) payable upon the consummation of a Business Combination. The underwriters have agreed, pursuant to an amended and restated letter agreement dated August 4, 2010, to reduce the deferred portion of their underwriters’ discount by approximately $6.9 million, to approximately $20.6 million (See Note I).
NOTE G—PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2010, the Company has not issued any shares of preferred stock.

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
     The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of September 30, 2010

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust account	$1,021,288,299	$1,021,288,299	$—	$—

Total	$1,021,288,299	$1,021,288,299	$—	$—

Financial Assets at Fair Value as of December 31, 2009

			Significant
		Quoted Prices	Other	Significant
		in	Observable	Unobservable
	Fair Value	Active Markets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in trust account	$1,022,041,138	$1,022,041,138	$—	$—

Total	$1,022,041,138	$1,022,041,138	$—	$—

     The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
     The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
NOTE I—BUSINESS COMBINATION AGREEMENT
     On March 5, 2010, the Company and Promotora de Informaciones, S.A. (“Prisa”) entered into a business combination agreement, which agreement was amended and restated in its entirety pursuant to an amended and restated business combination agreement entered into by the Company and Prisa on August 4, 2010 and was further amended on August 13, 2010 (as so amended and restated, the “Business Combination Agreement”), regarding a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination is subject to the satisfaction of a

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
number of conditions, including the approval of the shareholders of the Company and Prisa. Pursuant to the Business Combination Agreement, the Company has formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, the Company will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty Virginia surviving the merger and the Company’s stockholders and warrantholders becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and applicable Spanish law, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.
     As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia capital stock and each share of Liberty Virginia common stock (other than shares held by stockholders of the Company who have validly exercised their redemption rights) will be exchanged for the right to receive either, at the option of the stockholder, (1) $10.00 in cash (the “Cash Consideration”) or (2) the following consideration (the “Mixed Consideration”): 1.5 newly created Prisa Class A ordinary shares, 3.0 newly created Prisa Class B convertible non-voting shares and $0.50 in cash, as well as cash in lieu of any fractional shares. Such election can be made for all or any portion of each stockholder’s shares. The Prisa shares to be issued as part of the Mixed Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The basic rights of the Class A ordinary shares and of the Class B convertible non-voting shares of Prisa governed by Spanish law are contained in proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination. A more detailed description of the rights of the Class B convertible non-voting shares will be contained in the resolutions to be adopted by Prisa’s shareholders authorizing the Class B convertible non-voting shares at the special meeting of Prisa’s shareholders to be called for approving the Proposed Business Combination, and are summarized in Schedule I to the Business Combination Agreement.
     On August 4, 2010 and August 13, 2010, the Company entered into separately negotiated Preferred Stock Purchase Agreements (each, a “Preferred Stock Purchase Agreement”) with the Sponsors and certain entities (each, including each Sponsor, an “Investor”), pursuant to which those Investors agreed to purchase certain specified series of newly-created shares of the Company’s preferred stock. The aggregate proceeds from the sale of all series of such preferred stock will be $500 million, which proceeds may be used by Prisa and the Company to help fund the required payments to those stockholders of the Company who elect to receive the Cash Consideration pursuant to the terms of the Business Combination Agreement. Under the terms of the several Preferred Stock Purchase Agreements the Company will issue and sell an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series A Preferred Stock, for a purchase price of $1,000 per share (all of which will be purchased by the Sponsors), an aggregate of 300,000 shares of a new series of preferred stock to be designated as Series B Preferred Stock, for a purchase price of $1,000 per share, an aggregate of ten shares of a new series of preferred stock to be designated as Series C Preferred Stock, for a purchase price of $1.00 per share, an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series D Preferred Stock, for a purchase price of $1,000 per share, and an aggregate of 100,000 shares of a new series of preferred stock to be designated as Series E Preferred Stock, for a purchase price of $1,000 per share. All shares of preferred stock so issued and sold by the Company will be exchanged in the Proposed Business Combination for a combination of cash and Mixed Consideration, as set forth in the Business Combination Agreement. Also on August 4, 2010, in connection with the execution and delivery of the Business Combination Agreement, the Company’s board of directors authorized the

LIBERTY ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
creation and issuance of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock to be issued and sold pursuant to the Preferred Stock Purchase Agreements.
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
NOTE J—SUBSEQUENT EVENTS
     On October 25, 2010, the Company announced that it intends to hold the special meetings of its stockholders and warrantholders to consider and vote upon the Proposed Business Combination and the Warrant Amendment on November 24, 2010. The Company expects the closing of the Proposed Business Combination, if approved, to occur as promptly as practicable thereafter, subject to the satisfaction of various closing conditions and Prisa’s shareholders’ meeting having occurred. The Company expects the sale of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock to occur prior to the date of the Company’s special meetings of stockholders and warrantholders, pursuant to the terms of the Preferred Stock Purchase Agreements.

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
     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a Business Combination. We will not generate any operating revenues prior to our consummation of a Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents.
     Net loss for the three months ended September 30, 2010 was approximately $4.9 million, which consisted of approximately $0.2 million in interest income offset by approximately $0.7 million in formation and administrative expenses and $4.5 million of Business Combination fees and expenses, less approximately $0.2 million for income taxes. Net income for the three months ended September 30, 2009 was approximately $0.2 million, which consisted of approximately $0.5 million in interest income offset by approximately $0.2 million in formation and administrative expenses and approximately $0.1 million for income taxes. Net loss for the nine months ended September 30, 2010 was approximately $13.2 million, which consisted of approximately $0.4 million in interest income offset by approximately $2.5 million in formation and administrative expenses and $11.8 million of Business Combination fees and expenses, less approximately $0.7 million for income taxes. Net income for the nine months ended September 30, 2009 was approximately $1.6 million, which consisted of approximately $3.6 million in interest income offset by approximately $0.8 million in formation and administrative expenses and approximately $1.2 million for income taxes. Please see Note B to the Company’s financial statements — “Summary of Significant Accounting Policies — Stock-based compensation” and Note D — “Related Party Transactions.” The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.
Proposed Business Combination with Prisa
     On March 5, 2010, we entered into a business combination agreement with Promotora de Informaciones, S.A. (“Prisa”), which agreement was amended and restated in its entirety pursuant to an amended and restated business combination agreement entered into by us and Prisa on August 4, 2010 and was further amended on August 13, 2010 (as so amended and restated, the “Business Combination Agreement”), regarding a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination is subject to the satisfaction of a number of conditions, including the approval of our stockholders and the shareholders of Prisa. Pursuant to the Business Combination Agreement, we have formed a new, wholly-owned Virginia corporation (“Liberty Virginia”). At the closing of the Proposed Business Combination, we will merge with and into Liberty Virginia (the “Reincorporation Merger”), with Liberty Virginia surviving the merger and our stockholders and warrantholders becoming stockholders and warrantholders of Liberty Virginia. Immediately following the Reincorporation Merger, Liberty Virginia will effect a statutory share exchange with Prisa under the Virginia Stock Corporation Act and applicable Spanish law, pursuant to which Liberty Virginia will become a wholly-owned subsidiary of Prisa and the stockholders and warrantholders of Liberty Virginia will receive the consideration described below.

     As a result of the Proposed Business Combination, Prisa will become the owner of 100% of the outstanding shares of Liberty Virginia stock and each share of Liberty Virginia common stock (other than shares held by our stockholders who have validly exercised their redemption rights) will be exchanged for the right to receive either, at the option of the stockholder, (1) $10.00 in cash (the “Cash Consideration”) or (2) the following consideration (the “Mixed Consideration”): 1.5 newly created Prisa Class A ordinary shares, 3.0 newly created Prisa Class B convertible non-voting shares and $0.50 in cash, as well as cash in lieu of any fractional shares. Such election can be made for all or any portion of each stockholder’s shares. The Prisa shares to be issued as part of the Mixed Consideration will be issued in the form of separate Prisa American Depositary Shares representing the Class A ordinary shares and the Class B convertible non-voting shares. The basic rights of the Class A ordinary shares and of the Class B convertible non-voting shares of Prisa governed by Spanish law are contained in proposed amended by-laws of Prisa to be adopted in connection with the consummation of the Proposed Business Combination. A more detailed description of the rights of the Class B convertible non-voting shares will be contained in the resolutions to be adopted by Prisa’s shareholders authorizing the Class B convertible non-voting shares at the special meeting of Prisa’s shareholders to be called for approving the Proposed Business Combination, and are summarized in Schedule I to the Business Combination Agreement.
     On August 4, 2010 and August 13, 2010, we entered into separately negotiated Preferred Stock Purchase Agreements (each, a “Preferred Stock Purchase Agreement”) with the Sponsors and certain entities (each, including each Sponsor, an “Investor”), pursuant to which those Investors agreed to purchase certain specified series of newly-created shares of our preferred stock. The aggregate proceeds from the sale of all series of such preferred stock will be $500 million, which proceeds may be used by Prisa and us to help fund the required payments to those stockholders of Liberty who elect to receive the Cash Consideration pursuant to the terms of the Business Combination Agreement. Under the terms of the several Preferred Stock Purchase Agreements we will issue and sell an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series A Preferred Stock, for a purchase price of $1,000 per share (all of which will be purchased by the Sponsors), an aggregate of 300,000 shares of a new series of preferred stock to be designated as Series B Preferred Stock, for a purchase price of $1,000 per share, an aggregate of ten shares of a new series of preferred stock to be designated as Series C Preferred Stock, for a purchase price of $1.00 per share, an aggregate of 50,000 shares of a new series of preferred stock to be designated as Series D Preferred Stock, for a purchase price of $1,000 per share, and an aggregate of 100,000 shares of a new series of preferred stock to be designated as Series E Preferred Stock, for a purchase price of $1,000 per share. All shares of preferred stock so issued and sold by us will be exchanged in the Proposed Business Combination for a combination of cash and Mixed Consideration, as set forth in the Business Combination Agreement.
     In connection with, and as a condition to the consummation of, the Proposed Business Combination, we are proposing to amend (the “Warrant Amendment”) the terms of the Second Amended and Restated Warrant Agreement, dated as of December 6, 2007, between us and Continental Stock Transfer & Trust Company (as Warrant Agent). The proposed Warrant Amendment (as revised on August 4, 2010 pursuant to the Business Combination Agreement) provides that, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, each of our warrants outstanding immediately prior to the effective time of the share exchange described above will, automatically and without any action by the warrantholder, at the effective time of the share exchange, be exchanged by Prisa and transferred by such holder to Prisa for consideration (collectively, the “Warrant Consideration”) consisting of:
•	cash in the amount of $0.90 per outstanding warrant to be delivered by Liberty Virginia (for aggregate cash consideration to our warrant holders of approximately $46.7 million, after giving effect to the sale by our sponsors of all of their warrants to Liberty for nominal consideration pursuant to the terms of the Sponsor Surrender Agreement, as defined below); and

•	Prisa American Depositary Shares representing 0.45 newly issued Prisa Class A ordinary shares per outstanding warrant.
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
     As of September 30, 2010, we had cash outside of the Trust Account of approximately $3.3 million, cash held in the Trust Account of approximately $1,021.3 million and total liabilities of approximately $334.8 million (which includes approximately $307.2 million of common stock which is subject to possible redemption and related deferred interest). The funds available to us outside of the Trust Account exceed our current liabilities as of September 30, 2010. Accordingly, if we do not complete a Business Combination, we expect to have insufficient funds to pay all of our current liabilities. Of the funds held outside of the Trust Account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; and office space, administrative services and secretarial support prior to consummating a Business Combination.
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
     As of September 30, 2010, the underlying assets of our Trust Account consisted of shares of the JPMorgan U.S. Government Money Market Fund (the “JPMorgan Fund”), the Goldman Sachs Financial Square Federal Fund (the “Goldman Fund”) and the Federated Government Obligation Class Fund (the “Federated Government Fund”, and together with the JPMorgan Fund and the Goldman Fund, the “Funds”). According to the relevant prospectus of each Fund:
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

     As of September 30, 2010, we believe, based on publicly available information, that our position in each of the Funds accounted for no more than 5% of the total assets of any such Fund. We and the trustee of the Trust Account continuously monitor the Funds in this volatile market environment and expect to take whatever actions we and the trustee deem appropriate with respect to protecting and preserving the assets contained in the Trust Account.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $1,016.7 million of the net offering proceeds (which includes $27.4 million of the proceeds attributable to the underwriters’ discount) has been placed into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2010, the balance of the Trust Account was approximately $1,021.3 million. The proceeds held in trust are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of September 30, 2010, the effective annualized interest rate payable on our investment was approximately 0.06% (based upon the average yield earned during the last reported monthly period). Assuming no other changes to our holdings as of September 30, 2010, a 0.06% decrease in the yield on our investment as of September 30, 2010 would result in a decrease of approximately $0.2 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended September 30, 2010 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.
     None.

ITEM 1A.	Risk Factors
     Other than the risk factors disclosed in our definitive proxy statement filed with the SEC on October 26, 2010, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     Except as previously reported in our Current Reports on Form 8-K filed on August 9, 2010 and August 16, 2010, we did not engage in any unregistered sales of equity securities during the three months ended September 30, 2010.
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
     We received net proceeds of approximately $1,016.7 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $27.4 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $57.7 million. The net proceeds were deposited into the Trust Account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a Business Combination. The remaining proceeds ($100,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us, except to pay any income taxes and $10.35 million that has been taken from the interest earned on the Trust Account to fund our working capital. These proceeds have been and will continue to be used in addition to the $100,000, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and earned approximately $0.3 million for the nine months ended September 30, 2010 and approximately $3.6 million for the nine months ended September 30, 2009.

ITEM 3.	Defaults upon Senior Securities.
     Not applicable.

ITEM 4.	(Removed and Reserved).
     Not applicable.

ITEM 5.	Other Information.
     Not applicable.

ITEM 6.	Exhibits.

Exhibit
Number	Description
2.1	Amended and Restated Business Combination Agreement, dated as of August 4, 2010, among Prisa, Liberty and Liberty Virginia (7)

2.2	Amendment No. 1 to Amended and Restated Business Combination Agreement (8)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)

4.6	Amended Form of Warrant Amendment Agreement (7)

4.7	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock (7)

4.8	Form of Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)

4.9	Form of Certificate of Designations, Preferences and Rights of Series C Preferred Stock (7)

4.10	Form of Certificate of Designations, Preferences and Rights of Series D Preferred Stock (7)

4.11	Form of Certificate of Designations, Preferences and Rights of Series E Preferred Stock (7)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)

10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)

10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)

10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)

10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)

10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)

Exhibit
Number	Description
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)

10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)

10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)

10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)

10.22	Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)

10.23	Form of Preferred Stock Purchase Agreement, dated August 4, 2010 among Liberty and each of the Investors (and schedule of material differences thereto) (7)

10.24	Amended and Restated Securities Surrender Agreement, dated August 4, 2010, among Liberty and the Sponsors (7)

10.25	Amended and Restated Deferred Discount Reduction Letter Agreement dated August 4, 2010 (7)

10.26	Form of Preferred Stock Purchase Agreement, dated August 13, 2010 among Liberty and each of the Investors (and schedule of material differences thereto) (8)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Charter of Audit Committee (2)

99.2	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2010.

(8)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2010	LIBERTY ACQUISITION HOLDINGS CORP.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Business Combination Agreement, dated as of August 4, 2010, among Prisa, Liberty and Liberty Virginia (7)

2.2	Amendment No. 1 to Amended and Restated Business Combination Agreement (8)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Second Amended and Restated Warrant Agreement dated December 6, 2007 between Continental Stock Transfer & Trust Company and the Registrant (3)

4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)

4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)

4.6	Amended Form of Warrant Amendment Agreement (7)

4.7	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock (7)

4.8	Form of Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)

4.9	Form of Certificate of Designations, Preferences and Rights of Series C Preferred Stock (7)

4.10	Form of Certificate of Designations, Preferences and Rights of Series D Preferred Stock (7)

4.11	Form of Certificate of Designations, Preferences and Rights of Series E Preferred Stock (7)

10.1	Registration Rights Agreement among the Registrant and the Founders, dated December 6, 2007 (4)

10.2	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.3	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Marlin Equities (2)

10.4	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and James N. Hauslein (2)

10.5	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Nathan Gantcher (2)

10.6	Founders’ Units Subscription Agreement dated as of August 9, 2007 by and between the Registrant and Paul B. Guenther (2)

10.7	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 by and between the Registrant and Berggruen Acquisition Holdings (3)

10.8	Amended and Restated Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of December 6, 2007 among the Registrant and Marlin Equities (3)

10.9	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated December 12, 2007 (3)

10.10	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)

10.11	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)

10.12	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)

10.13	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)

10.14	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (4)

Exhibit
Number	Description
10.15	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Nathan Gantcher (4)

10.16	Amended and Restated Letter Agreement dated as of December 6, 2007 among the Registrant, Citigroup Global Markets Inc. and Paul B. Guenther (4)

10.17	Promissory Note, dated August 9, 2007, issued to Berggruen Holdings (formerly known as Berggruen Freedom Holdings, Ltd.) (2)

10.18	Promissory Note, dated August 9, 2007, issued to Marlin Equities (2)

10.19	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. providing office space to the Registrant (2)

10.20	Form of Berggruen Holdings Ltd Employee Letter Agreement (1)

10.21	Form of Indemnification Agreement by and between the Registrant and each of its officers and directors, dated December 6, 2007 (4)

10.22	Transaction Support Agreement between Registrant and Rucandio, S.A., dated March 5, 2010 (English translation) (5)

10.23	Form of Preferred Stock Purchase Agreement, dated August 4, 2010 among Liberty and each of the Investors (and schedule of material differences thereto) (7)

10.24	Amended and Restated Securities Surrender Agreement, dated August 4, 2010, among Liberty and the Sponsors (7)

10.25	Amended and Restated Deferred Discount Reduction Letter Agreement dated August 4, 2010 (7)

10.26	Form of Preferred Stock Purchase Agreement, dated August 13, 2010 among Liberty and each of the Investors (and schedule of material differences thereto) (8)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Charter of Audit Committee (2)

99.2	Form of Charter of Compensation Committee (2)

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-145559) with the SEC on August 17, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2010.

(8)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2010.